Form 10QSB
period 1996-06-30
OCTUS INC
filed 1996-08-14
CIK 891462

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
/X/       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

/ /       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from ______________ to _______________

                         Commission File Number 0-21092

                                   OCTuS, INC.
        (Exact name of small business issuer as specified in its charter)

CALIFORNIA                                                33-0013439
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

            POST OFFICE BOX 232397, SAN DIEGO, CALIFORNIA 92193-2397
                    (Address of principal executive offices)

                                  619-268-5140
                           (Issuer's telephone number)

                                       N/A
    ------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      /X/      No       / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

August 9, 1996         Common Stock, no par value              4,222,922
- - --------------         --------------------------              ---------
(Date)                         (Class)                      (Number of Shares)

Transitional Small Business Disclosure Format (check one):

Yes / /                    No  /X/

                                   OCTuS, INC.
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 1996



                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART 1.        FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                           Condensed Balance Sheets at June 30, 1996 and                3
                           December 31, 1995

                           Condensed Statements of Operations for the
                           three months ended June 30, 1996 and 1995                    4

                           Condensed Statements of Operations for the
                           six months ended June 30, 1996 and 1995                      5

                           Condensed Statements of Cash Flows for the
                           six months ended June 30, 1996 and 1995                      6

                           Notes to Condensed Financial Statements                      7


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS                        12



PART II.          OTHER INFORMATION                                                    20


SIGNATURES                                                                             21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCTuS, INC.
CONDENSED BALANCE SHEETS

                                                                                JUNE 30,          DECEMBER 31,
                                                                                  1996                1995
ASSETS                                                                        (UNAUDITED)
                                                                             --------------       -------------
CURRENT ASSETS
  Cash and cash equivalents                                                   $      1,000        $      3,000
  Accounts receivable                                                                    0              12,000
  Other current assets                                                               1,000               1,000
                                                                              ------------        ------------
   TOTAL CURRENT ASSETS                                                              2,000              16,000

Property and equipment                                                               8,000              13,000
Other noncurrent assets                                                              1,000
                                                                              ------------        ------------

   TOTAL ASSETS                                                               $     11,000        $     29,000
                                                                              ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                            $     83,000        $     84,000
  Accrued liabilities                                                               24,000              12,000
  Current portion of capitalized lease obligations                                   2,000               4,000
  Due to officer                                                                         0               4,000
                                                                              ------------        ------------
   TOTAL CURRENT LIABILITIES                                                       109,000             104,000

NONCURRENT LIABILITIES
  Convertible note payable                                                          25,000              25,000
  Capitalized lease obligation, net of current portion                               3,000               2,000
                                                                              ------------        ------------

                                                                              ------------        ------------
   TOTAL LIABILITIES                                                               137,000             131,000

Shareholders' Equity:
  Common stock, no par value,
   20,000,000 shares authorized,4,222,922 shares issued and outstanding         19,271,000          19,271,000
Series C Preferred Stock                                                            50,000                --
  Common Stock Warrants                                                          2,696,000           2,696,000
  Accumulated deficit                                                          (22,143,000)        (22,069,000)
                                                                              ------------        ------------
   TOTAL SHAREHOLDERS' EQUITY                                                     (126,000)           (102,000)
                                                                              ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $     11,000        $     29,000
                                                                              ============        ============



                   See notes accompanying financial statements

OCTuS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                          FOR THE THREE MONTHS ENDED JUNE 30,

                                               1996               1995
                                           ------------       ------------
Revenues:
  Net sales                                 $         0        $  272,000
  Royalties                                           0           317,000
  Interest                                            0           648,000
                                            -----------        ----------
                                                      0         1,237,000
                                            -----------        ----------

Costs and expenses:
  Cost of sales                                       0           168,000
  Selling, general and administrative            49,000           216,000
  Research and development                            0            40,000
  Interest                                        1,000                 0
                                            -----------        ----------
                                                 50,000           424,000
                                            -----------        ----------

Net gain (loss) before income taxes             (50,000)          813,000

                                            -----------        ----------
Net gain (loss)                             $ (  50,000)       $  813,000
                                            ===========        ==========


Net gain (loss) per common share            $ (    0.01)       $     0.19
                                            ===========        ==========


Shares used in per share calculation          4,222,922         4,222,922
                                            ===========        ==========


                   See notes accompanying financial statements

OCTuS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                           FOR THE SIX MONTHS ENDED JUNE 30,

                                               1996                1995
                                            -----------        -----------
Revenues:
  Net sales                                 $     5,000        $ 291,000
  Royalties                                      50,000          714,000
  Non recuring income                                 0          648,000
  Interest                                            0            3,000
                                            -----------        ---------
                                                 55,000        1,656,000
                                            -----------        ---------

Costs and expenses:
  Cost of sales                                   5,000          176,000
  Selling, general and administrative           122,000          657,000
  Research and development                            0          154,000
  Interest                                        2,000                0
                                            -----------        ---------
                                                129,000          987,000
                                            -----------        ---------

Net (loss) before income taxes                  (74,000)         669,000
                                            -----------        ---------

Net (loss) income                           $ (  74,000)       $ 669,000
                                            ===========        =========


Net (loss) per common share                 $ (    0.02)       $    0.16
                                            ===========        =========


Shares used in per share calculation          4,222,922        4,222,922
                                            ===========        =========


                   See notes accompanying financial statements

OCTuS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                  For the six months ended June 30,
                                                                                       1996             1995
                                                                                    ----------      -----------
Cash flow from operating activities:
    Net (loss) gain                                                                  $(74,000)       $ 669,000
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                                       3,000                0
    Loss (gain) on disposal of property and equipment                                       0        (  27,000)
    Increase (decrease) in accounts receivable                                         12,000        (  23,000)
    Decrease  in inventories                                                                0          122,000
    Decrease in other current assets                                                        0           47,000
    (Increase) decrease in other noncurrent assets                                   (  1,000)          47,000
    (Decrease) in accounts payable                                                   (  1,000)       ( 113,000)
    Increase (decrease) in accrued liabilities                                         12,000        ( 641,000)
    Increase (decrease) in deferred revenue                                                 0        ( 545,000)

                                                                                     -------------------------
Net cash used by operating activities                                                ( 49,000)       ( 464,000)
                                                                                     -------------------------

Cash flow from investing activities:
    Expenditures for property and equipment                                             2,000        (   1,000)
    Loans to officers                                                                (  4,000)          54,000
    Proceeds from sale of fixed assets                                                      0           56,000
                                                                                     -------------------------
Net cash provided by investing activities                                            (  2,000)         109,000
                                                                                     -------------------------

Cash flow from financing activities:
   Payments of capital leases and long-term debt                                     (  1,000)       (  19,000)
   Proceeds from issuance of preferred stock, net                                      50,000                0
                                                                                     -------------------------
Net cash provided by financing activities                                              49,000        (  19,000)
                                                                                     -------------------------

Net decrease in cash and cash equivalents                                            (  2,000)       ( 374,000)

Cash and cash equivalents at beginning of period                                        3,000          429,000
                                                                                     -------------------------
Cash and cash equivalents at end of period                                           $  1,000        $  55,000
                                                                                     =========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                         $  2,000        $       0
                                                                                     =========================

                   See notes accompanying financial statements

                                  OCTuS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION


         The accompanying financial information has been prepared by OCTuS, Inc. (the "Company") without audit, in accordance with the instructions to Form 10-QSB and, therefore, does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

         In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at June 30, 1996 and December 31, 1995, and the results of operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE 2.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                    JUNE 30,       DECEMBER 31,
                                      1996            1995
                                  (UNAUDITED)
                                    -------------------------
Accounts receivable:
   Trade accounts receivable:       $      0        $      0
   Other                                   0          12,000
                                    -------------------------
                                    $      0          12,000
                                    -------------------------


Property and equipment:
  Computer and test equipment       $ 19,000        $ 26,000
  Furniture and fixtures              13,000          19,000
                                    -------------------------

                                      32,000          45,000
Less accumulated depreciation        (24,000)        (32,000)
                                    -------------------------

                                    $  8,000        $ 13,000
                                    =========================

                                         JUNE 30,    DECEMBER 31,
                                           1996          1995
                                        (UNAUDITED)
                                       --------------------------
Accrued liabilities:

Compensation and employee benefits       $ 2,000       $ 9,000
  Other                                   22,000         3,000
                                         ---------------------
                                         $24,000       $12,000
                                         =====================

NOTE 3.   SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

         On January 15, 1993, the Company completed an offering of 2,000,000 units at the initial public offering price of $6.00 per unit. Each unit consisted of one share of Common Stock, no par value, and one Common Stock purchase warrant. The warrants and Common Stock began trading separately on January 18, 1993. The Company's common stock, units, and warrants were delisted from the Nasdaq Small-Cap Market as of February 1, 1995 due to the Company's inability to meet that market's minimum capital and surplus requirements. Since that time, the Company's securities have been trading on the OTC Bulletin Board (the "pink sheets").

PRIVATE OFFERINGS

         In July 1994, the Company issued 941,975 shares of unregistered common stock to three investors. Total proceeds to the Company, net of offering costs, were $1,568,000 (see "Public Warrants", below).

         In July, 1996, the Company issued 250,000 shares of unregistered Series C Preferred Stock and one warrant to purchase up to 3,000,000 shares of the Company's Common Stock to one investor. See "Subsequent Events", below.

COMMON STOCK


         The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders and upon giving notice as required by law, are entitled to cumulate their votes in the election of directors. However, effective upon the Company becoming a "listed corporation" within the meaning of Section 301.5 of the California Corporations Code, the Articles provide that cumulative voting will be eliminated.

         The holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors in its discretion from funds legally available, provided that no dividend or distribution may be declared or paid on any shares unless at the same time an equivalent dividend is declared or paid on all outstanding shares of Common Stock and Preferred Stock. Upon liquidation or dissolution of the Company, subject to the prior liquidation rights of the holders of any Preferred Stock, the holders of Common Stock are entitled to receive ratably the remaining asset available for distribution to the shareholders. The Common Stock has no preemptive or other subscription rights, and there are not conversion rights or redemption or sinking fund provisions with respect to such shares.

PUBLIC WARRANTS

         Each Public Warrant entitles the registered holder to purchase one share of Common Stock from the Company until January 15, 1998. Due to completion of a private offering of unregistered Common Stock in July 1994, the Company adjusted the exercise price of the warrants and number of shares. Accordingly, the exercise price of one share of common stock purchased pursuant to each Public Warrant decreased from $7.00 per share to $6.49 per share. In addition, the total number of Public Warrants increased from 2,000,000 shares to 2,157,660.

         The holders of the Public Warrants have certain anti-dilution protection upon the occurrence of certain events, including stock dividends, stock splits, mergers, and reclassifications. The holders of the Public Warrants have no right to vote on matters submitted to the shareholders of the Company and have no right to receive dividends. The holders of the Public Warrants are not entitled to share in the assets of the Company in the event of liquidation, dissolution, or the winding up of the Company's affairs.

NON-PUBLIC WARRANTS

         During 1993 and 1995, the Company issued non-public stock warrants to certain directors and consultants of the Company. The per share price of the warrants issued was determined by the Company's Board of Directors. At June 30, 1996, 33,000 shares at $6.00 per share and 25,000 shares at $0.25 per per share (see Note 14) were outstanding and exercisable. Payment for shares to be issued upon exercise of a warrant must be made in cash.

NOTE 4.  NET GAIN OR LOSS PER COMMON SHARE

         Net gain or loss per common share is calculated by dividing the net loss for the period by the weighted average number of common shares outstanding during the period increased by dilutive common stock equivalents using the treasury stock method.

NOTE 5.   PROMISSORY NOTE TO OFFICERS

         In October, 1993, the Company issued to John C. Belden, President, a $50,000 one-year unsecured promissory note payable to the Company at the indexed rate for the Federal Home Loan Bank of San Francisco for the Eleventh Federal Home Loan Bank District plus 2%. In February 1995, the Company forgave the entire unpaid principal balance and accrued interest of this note in consideration of Mr. Belden's agreement to a $75,000 reduction in his annual salary and a shortening of the term of his employment agreement with the Company by five months, to December 31, 1995.

NOTE 6.  INCOME TAXES

         The Company has adopted on a prospective basis effective January 1, 1993, Statement of Financial Accounting Standard No. 109 (FAS109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. There was no effect on the Company's financial statements upon the implementation of FAS 109.

NOTE 7.  AGREEMENT FOR DISTRIBUTION OF RETAIL PRODUCT IN NORTH AMERICA

         In March, 1995, the Company entered into a three-year agreement with Cintech Tele-Management Systems, Inc. ("Cintech") granting Cintech exclusive rights to distribute the retail version of OCTuS PTA in North America. In connection with the agreement, Cintech also purchased all of the Company's retail OCTuS PTA inventory and obtained the rights to manufacture additional units of the product.

NOTE 8.  DELISTING FROM NASDAQ SMALL-CAP MARKET

         The Company's common stock, units and warrants were delisted from the Nasdaq Small-Cap Market as of February 1, 1995 due to the Company's inability to meet that market's minimum capital and surplus requirements. Since that time, the Company's securities have been trading on the OTC Bulletin Board.

NOTE 9.  REDUCTION IN WORKFORCE

         The Company laid off a significant portion of its workforce in 1994 and 1995 in an effort to reduce costs and sustain operations. As of June 30, 1996, the Company had one employee.

NOTE 10.  RELEASE FROM PACIFIC BELL DELIVERY OBLIGATION

         In May 1995, Pacific Bell released the Company from all remaining obligations to deliver OCTuS PTA units to its customers under its product delivery agreement. This includes $240,000 of advance payments for undelivered products recorded as a liability on the Company's balance sheet at December 31,1994.

NOTE 11.  EUROPEAN LICENSING AGREEMENT

         On September 5, 1995, the Company entered into a product development and license agreement with Ascom Telecommunications Limited ("Ascom") of the United Kingdom. The agreement provides Ascom with an exclusive license to manufacture and sell to distributors, resellers and end users in Europe a special version of OCTuS PTA which has been modified to operate through the personal computer's serial port with Ascom's proprietary telephone. Said exclusivity shall continue for so long as Ascom sells or otherwise pays OCTuS a specified minimum royalty on a quarterly basis. The agreement provides that Ascom shall pay the Company a total of $65,000 for the required modifications to the standard OCTuS PTA product. To date, the Company has received $55,000 of that amount from Ascom as payment for the required modifications to the standard OCTuS PTA program. Under the agreement, Ascom has the right to access the source code of the product in the event the Company becomes insolvent or is otherwise unable to support the product.

NOTE 12.  RELOCATION OF OPERATIONS

         In April 1995, the Company relocated to a 12,400 square foot facilty which it leased on a month-to-month basis from an unrelated third party with a monthly lease payment of $2,500. In July 1995, the Company again relocated to 540 square feet of office space which it subleases from an unrelated third party on month-to-month terms. The monthly rental payment for the latter space is $500.

         From April 1994 to April 1995, the Company's headquarters were located in a 13,240 square foot facility adjacent to a 45,000 square foot facility which served as the Company's headquarters from 1988 to 1994. The Company's monthly lease and expense payments (which included common area maintenance, taxes and insurance costs) on the 13,240 square foot facility were approximately $11,200. The Company negotiated an agreement with the landlord of that facility to permit the leasing of the premises to an unrelated third party, beginning in April 1995. In the event such third party's tenancy terminates prior to the termination of the Company's lease in February 1998, the Company will have the option to reoccupy or sublet the premises for the remainder of the Company's lease term unless the landlord elects to terminate the Company's lease, in which event the Company would be completely released from any other obligations under the terms of the lease.

NOTE 13.    CONVERTIBLE NOTE PAYABLE.

         On December 1, 1995, Maroon Bells Capital Partners, Inc., a company managed by Theodore Swindells, a former director of the Company, advanced $25,000 to the Company for working capital purposes. The note bears interest at 8% and is due with accrued interest on November 30, 1997. Additionally, the note may be converted at any time into shares of the Company's common stock at the rate of $0.25 per share. The note also contains acceleration and anti-dilution clauses upon conversion. Maroon Bells was also granted 25,000 private warrants to purchase the Company's common stock at a price of $0 .25 per share. The note also contains acceleration and anti-dilution clauses upon conversion. Maroon Bells was also granted 25,000 private warrants to purchase the Company's common stock at a price of $0.25 per share. The warrants are for a five-year period.

NOTE 14.  SUBSEQUENT EVENT.

         In July, 1996 the Company issued 250,000 of its Series C Preferred Stock and one five-year warrant to purchase up to 3,000,000 shares of its Common Stock to one investor for a total investment of $151,000. With respect to the warrant, such shares may be exercised at a price of $0.43 per share. However, such exercise price is subject to adjustment from time to time as described in the warrant agreement. The Company has granted piggyback and demand registration rights to the investor with respect to the shares of Common Stock underlying such warrant. The Company has further agreed to no minate two (2) individuals designated by such investor to the Company's board of directors.

         The Series C Preferred Stock, as established by the Company, consists of a total of 250,000 shares and is senior in preference and priority in all manners whatsoever with respect to the Company's common stock and any and all classes of the Company's preferred stock. The holders of the Series C Preferred Stock shall not be convertible into Common Stock of the Company or any other of the Company's securities. The holder of each share of Series C Preferred Stock shall be entitled to 10 votes per share, entitled to vote on all matters which come before the Company's shareholders for which a vote is taken or any written consent of the Company's shareholders is solcited, such votes to be counted together with all other shares of the Company's securities having general voting power and not separately as a class. The Company has the right to call and redeem all (but not less than all) of the outstanding shares of Series C Preferred Stock for an aggregate price equal to $0.63 per share of Series C Preferred Stock, plus any and all then accured but unpaid dividends, provided however, that the Company shall have no right to call or redeem any shares of Series C Preferred Stock prior to June 30, 1999 without the express prior written consent of the holders of 100% of the then outstanding shares of the Series C Preferred Stock, which consent may be withheld or denied in the sole and absolute discretion of the holders of the Series C Preferred Stock for any reason or no reason whatsoever.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to below.

         This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended June 30, 1996. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 will provide additional information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996

The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                             1996           1995
                                             ----           ----
Revenues:
  Net sales                                    --           22.0%
  Royalties                                    --           25.6%
  Interest                                     --           52.4%
                                              -----        -----
                                               --          100.0%
                                              -----        -----

Costs and expenses:
  Cost of sales                                --           13.6%
  Selling, general and administrative          --           17.5%
  Research and development                     --            3.2%
  Interest                                     --           --
                                              -----        -----
                                               --           34.3

Loss before income taxes                       --           65.7%
                                              -----        -----
Net gain (loss)                                --           65.7%
                                              =====        =====
Cost of sales as a percent of net sales        --           61.8%
                                              =====        =====


         Net Sales. There were no net sales for the three months ended June 30, 1996, which represented a decrease of $272,000 or 100%, from the same period in 1995. This decrease is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

         Royalty and Technology Income. No royalty and technology income was recorded during the three months ended June 30, 1996. This represented a decrease of $317,000, or 100% from the amount recorded in the same period in 1995. Up through the month of August 1995, substantially all of the Company's royalty and technology income was earned from a single licensee. In September 1992, the Company granted a perpetual non-exclusive and unlimited technology license, involving certain laser printer technology, to a third party (which at the time was a preferred shareholder of the Company) with whom it had a pre-existing technology license agreement in exchange for a one-time royalty cash payment, net of foreign taxes, of $2.7 million. Royalty income therefrom was recognized using the straight-line method over the remaining term of the technology license agreement which expired in August 1995.

         The Company's two primary licensees are: (i) Cintech Tele-Management Systems, Inc. of Cincinnati, Ohio ("Cintech"), whereby in March 1995 the Company granted Cintech the exclusive rights to the retail version of the OCTuS PTA product for North America; and (ii) Ascom Telecommunications Limited of the United Kingdom ("Ascom") which, in September, 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market. In connection with that agreement, Ascom agreed to pay the Company $65,000 in order to develop the modified version of the product. To date, the Company has received $55,000 of such amount. It should be noted, however, that although the above-referenced agreements provide for payment of royalties to the Company by the aforementioned licensees with respect to OCTuS PTA units manufactured and distributed by them, no such royalties have been earned by the Company to date and there can be no assurance that substantial royalties will develop from these sources (or under any other similar licensing arrangements which have yet to be established), if at all.

         Nonrecurring income. Nonrecurring income for the three month period ended June 30, 1995 was $648,000. Such non-recurring income for such period was due to the Company's one-time receipt of revenue in connection with its transition from a sales and marketing company to a software licensing organization, including revenue received by the Company in connection with the buyout of royalties due from Spectrum Signal Processing; the disposition by the Company of its excess physical inventory; and revenue recorded as a result of Pacific Bell's May 1995 release of the Company's remaining obligations to deliver OCTuS PTA units to its customers under its product delivery agreement. Such release caused $240,000 in advance payments for undelivered products (which had been recorded as a liability on the Company's balance sheet at December 31,
1994) to be recorded as revenue during the period ended June 30, 1995. As such, it must be emphasized that the Company's receipt of such revenues was due to a one-time occurrence and there can be no assurance that revenues in such amounts will be received by the Company on a regular basis.

         Cost of Sales. No amounts were recorded for cost of sales for the three months ended June 30, 1996, which represents a decrease of $168,000, or 100%, from the same period in 1995. The decrease reflects the completion of the transition of the Company from a sales and marketing company to a licensing organization. Cost of sales as a percentage of net sales was zero for the three months ended June 30, 1996, as compared to 42.1% in the prior year period. This reflects an decrease in product sales as compared to the same period in the previous year, which was due to completion of the Company's transition from its focus on sales and marketing to one of licensing of its technology.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 1996 decreased $167,000, or 77.3%, from $216,000 for the same period in 1995 to $49,000. This decrease from the prior period is due primarily to reduced capital resources and operating expenses of the Company caused by continued downsizing and relocation to significantly smaller quarters.

         Research and Development. There were no significant research and development expenses recorded during the period ended June 30, 1996; as such, these expenses were recorded as general and administrative expenses. This represented a decrease of $40,000 or 100.0% from the three month period ended June 30, 1995. The decrease reflects the Company's reduced allocation of resources to development of its OCTuS PTA product line due to reduced capital resources.

         Net Loss. Net loss for the three months ended June 30, 1996 was $50,000, as compared to a $813,000 gain for the same period in 1995. It should be noted that the gain recorded for the prior three month period ended June 30, 1995 primarily reflected one-time receipts of revenue by the Company in connection with its transition from a sales and marketing company to a licensing organization as well as a reduction in expenses associated with substantial reductions in force and other operating costs necessitated by lack of significant product sales and resultant decreases in available cash resources. The increase of $863,000, or 106%, primarily reflects the Company's transition from a sales and marketing organization to a technology licensing business.



RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                1996           1995
                                               ------         ------
Revenues:
  Net sales                                      9.1%          17.6%
  Royalties                                     90.9%          43.1%
  Nonrecurring income                           --             39.1%
  Interest                                      --               .2%
                                              ------         ------
                                               100.0%         100.0%
                                              ------         ------

Costs and expenses:
  Cost of sales                                  9.0%          10.6%
  Selling, general and administrative          221.8%          39.7%
  Research and development                      --              9.3%
  Interest                                       3.6%          --
                                              ------         ------
                                               234.4%          59.6%

Loss before income taxes                      (134.54)%        40.4%
                                              ------         ------
Net (loss)gain                                (134.54)%        40.4%
                                              ======         ======
Cost of sales as a percent of net sales          100%          60.5%
                                              ======         ======


         Net Sales. Net sales for the six months ended June 30, 1996 were $5,000 representing a decrease of $286,000 or 98.3%, from the same period in 1995. This decrease is primarily the result of the Company's shift in 1995 from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

         Royalty and Technology Income. Royalty and technology income of $50,000 was recorded during the six months ended June 30, 1996. This represented a decrease of $664,000, or 93.0% from the amount recorded in the same period in 1995. Up through the month of August 1995, substantially all of the Company's royalty and technology income was earned from a single licensee. In September 1992, the Company granted a perpetual non-exclusive and unlimited technology license, involving certain laser printer technology, to a third party (which at the time was a preferred shareholder of the Company) with whom it had a pre-existing technology license agreement in exchange for a one-time royalty cash payment, net of foreign taxes, of $2.7 million. Royalty income therefrom was recognized using the straight-line method over the remaining term of the technology license agreement which expired in August 1995.

         A substantial part of the Company's royalty and technology income is from two licensees: (i) Cintech Tele-Management Systems, Inc. of Cincinnati, Ohio ("Cintech"), whereby in March 1995 the Company granted Cintech the exclusive rights to the retail version of the OCTuS PTA product for North America; and (ii) Ascom Telecommunications Limited of the United Kingdom ("Ascom") which, in September, 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market. In connection with that agreement, Ascom agreed to pay the Company $65,000 in order to develop the modified version of the product. To date, the Company has received $55,000 of such amount. It should be noted, however, that although the above-referenced agreements provide for payment of royalties to the Company by the aforementioned licensees with respect to OCTuS PTA units manufactured and distributed by them, no such royalties have been earned by the Company to date and there can be no assurance that substantial royalties will develop from these sources (or under any other similar licensing arrangements which have yet to be established), if at all.

         Interest Income. No interest income was recorded for the three months ended June 30, 1996. This represented a decrease of $3,000, or 100% lower than for the comparable period in 1995. The decrease is the result of a lower cash balance during the three months ended June 30, 1996 due to the Company using its cash reserves because of a lack of significant sales, which generated poor operating cash flow.

         Nonrecurring income. Nonrecurring income for the six month period ended June 30, 1995 was $648,000. Such non-recurring income for such period was due to the Company's one-time receipt of revenue in connection with its transition from a sales and marketing company to a software licensing organization, including revenue received by the Company in connection with the buyout of royalties due from Spectrum Signal Processing; the disposition by the Company of its excess physical inventory; and revenue recorded as a result of Pacific Bell's May 1995 release of the Company's remaining obligations to deliver OCTuS PTA units to its customers under its product delivery agreement. Such release caused $240,000 in advance payments for undelivered products (which had been recorded as a liability on the Company's balance sheet at December 31, 1994) to be recorded as revenue during the period ended June 30, 1995. As such, it must be emphasized that the Company's receipt of such revenues was due to a one-time occurrence and there can be no assurance that revenues in such amounts will be received by the Company on a regular basis.

         Cost of Sales. Cost of sales for the six months ended June 30, 1996 of $5,000 represents a decrease of $171,000, or 97.2%, from $176,000 in the same period in 1995. The decrease reflects the transition of the Company from a sales and marketing company to a licensing organization. Cost of sales as a percentage of net sales was 100.0% for the six months ended June 30, 1996, as compared to 60.5% in the prior year period. This reflects an decrease in product sales as compared to the same period in the previous year, which was due to the Company's transition from its focus on sales and marketing to one of licensing of its technology.

         Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 1996 decreased $535,000, or 81.4%, from $657,000 for the same period in 1995 to $122,000. The decrease primarily reflects a shift in expenses related to significant restructuring and downsizing of the Company which occurred in 1994 and 1995 due to lack of significant sales which resulted in the Company expending its limited cash resources in order to fund operating expenses.

         Research and Development. There were no significant research and development expenses for the recorded during the period ended June 30, 1996; as such, these expenses were recorded as general and administrative expenses. This represented a decrease of $154,000 or 100.0% from the six month period ended June 30, 1995. The decrease reflects the Company's reduced allocation of resources to development of its OCTuS PTA product line due to reduced capital resources.

         Net Loss. Net loss for the six months ended June 30, 1996 was $74,000, as compared to a $669,000 gain for the same period in 1995. It should be noted that the gain recorded for the prior six month period ended June 30, 1995 primarily reflected one-time receipts of revenue by the Company in connection with its transition from a sales and marketing company to a licensing organization as well as a reduction in expenses associated with substantial reductions in force and other operating costs necessitated by lack of significant product sales and resultant decreases in available cash resources. The increase of $743,000, or 111%, primarily reflects the Company's transition from a sales and marketing organization to a technology licensing business.


         LIQUIDITY AND CAPITAL RESOURCES. For the six months ended June 30, 1996, the Company posted a net loss of $74,000. The Company's operating and investing activities used cash of $51,000. Management believes that the establishment of revenue generating licensing agreements, combined with possible additional financing and existing capital resources, will enable it to carry out its 1996 operating plan and meet the diminished liquidity requirements of the Company for the remainder of 1996. However, the Company has no commitments for additional licensing agreements and does not believe its current licensing agreements are sufficient to provide for the continued viability and operations of the Company. Additionally, although the Company did complete a private sale of stock in July 1996 which provided approximately $151,000 to the Company, the Company has no additional commitments from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to curtail operations, or cease business activities altogether. As such, there is no assurance that the Company will not require additional capital resources beyond 1996 in the conduct of its planned business activities. In the absence of the establishment of significant revenue generating licensing agreements and general market acceptance of the Company's technology, there is no assurance that the Company will have the ability to continue as a going concern.


                     FACTORS WHICH MAY AFFECT FUTURE RESULTS

         INTRODUCTION

         OCTuS, Inc. (the "Company") was formed as a California corporation in 1983. From incorporation to 1991, the Company's principal business activities involved the design, development and distribution of controllers for nonimpact printers and related laser printer products. In 1991, the Company became primarily engaged in the design, development, marketing and distribution of hardware and software products for use in the computer telephone integration
(CTI) market. In March 1995, the Company entered into a three-year agreement with Cintech Tele-Management Systems, Inc. ("Cintech"), whereby Cintech was granted exclusive rights to distribute the retail version of the Company's OCTuS PTA product in North America. In connection with that agreement, Cintech also purchased all of the Company's retail OCTuS PTA inventory and obtained the rights to manufacture additional units of the product as well as rights to access the product's source code in exchange for payment of royalties. In addition, in September 1995, the Company executed a license agreement with Ascom Telecommunications Limited providing for the exclusive licensing to Ascom of a modified version of OCTuS PTA for sale in the European market. The Company is continuing to concentrate its efforts on developing licensing opportunities with third parties for its core technology. The Company's products are focused on the unification of the personal computer and telephone in the office environment.

         HISTORY OF OPERATING LOSSES

         For the calendar year ended December 31 1994, the Company incurred a net loss of $5.4 million. Although the Company recorded a gain of $586,000 for the calendar year ended December 31, 1995, such gain primarily reflects one-time receipts of revenue by the Company in connection with its transition from a sales and marketing company to a licensing organization as well as a reduction in expenses associated with substantial reductions in force and other operating costs necessitated by lack of significant product sales and resultant decreases in available cash resources. As such, there is no assurance that such revenue will continue to be received by the Company and that such net gains will continue to be posted.

         At December 31, 1995, the Company had working capital of negative $88,000, an accumulated deficit of $22,069,000 and a shareholders' deficit of $102,000. Although the Company has reduced its operating expenses through the assignment of the North American retail channel to Cintech which has allowed the Company to focus its efforts on licensing of the product to other third party manufacturers, which entails significantly lower expenditures and has the potential for increasing the Company's revenues through establishment of possible new sources of income, the Company does not believe that the Cintech agreement, by itself, will be sufficient to provide for the continued viability and operations of the Company.

         In any case, the absence of a significant level of sales of the Company's products, either as standalone retail units or incorporated into third party products will cause the Company to continue to generate significant losses. There is no assurance that the Company's operations will be successful or will be profitable in the future.


NEED FOR ADDITIONAL CAPITAL

         The Company's cash on hand as of August 8, 1996 was $35,000 which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations unless adequate revenues from sales and licensing of the Company's OCTuS PTA product line develop, of which there can be no assurance. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to curtail operations or cease business activities altogether.


RESTRUCTURING OF OPERATIONS

         The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of March 31, 1994) to one employee (as of August 8, 1996) as well as relocation of its headquarters to a new facility with lower operating costs. In addition, Ray
M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Donald O. Aldridge, a director of the Company since June 1995, was appointed Chairman of the Board of the Company in October 1995.

         Although this restructuring effected a major reduction in the Company's operating expenses, the Company's cash on hand continues to be insufficient to meet its present operating expenses.

         NEED FOR PRODUCT ACCEPTANCE

         The Company's ability to complete the development and testing of future revisions and/or improvements to OCTuS PTA is uncertain due to lack of sufficient financial resources. As such, there is no assurance that the Company's testing and development schedules for such future versions will ever be met. The Company's inability to complete such development and testing could have a material adverse effect on the Company's financial condition and results of operations, and could raise questions as to the Company's ability to continue as a going concern.

         In addition, because the computer industry is characterized by rapid technological change, there can be no assurance that the Company's products will not be rendered obsolete as a result of technological developments before or after their introduction. The Company's limited resources has impaired the Company's ability to quickly introduce its new products, continually improve such products and develop other products in order to compete effectively in this industry. Accordingly, there is no assurance that the Company will be able to complete the development of such new products or improvements on a timely basis, if at all.

         MARKETING/DEPENDENCE ON OTHERS FOR DISTRIBUTION

         In order to generate significant revenues from OCTuS PTA, the Company must generate sufficient royalty income from Cintech as well as successfully implement a program to license the product to companies in the personal computer and telecommunications industry for incorporation into their respective products.

         DEPENDENCE ON THIRD PARTY SOFTWARE

         The Company's products are designed for use with Microsoft(R) Windows(TM). Although the product functions with Windows 95, the Company will likely have to revise its product for use with newer versions of Windows as well as for each different combination of computers and telephone systems. In addition, since the Company's products will operate in conjunction with these other operating systems and applications, changes to such systems will require the Company to adapt its products accordingly. The Company's ability to perform such ongoing development has been impaired by its present financial condition and there can be no assurance that the Company will be capable of conducting any such improvements, which could affect the Company's ability to continue as a going concern.

         HIGHLY COMPETITIVE INDUSTRY

         The computer industry is highly competitive and rapidly changing. There are other companies that are engaged in marketing and development of products similar to certain of the Company's products that employ similar technologies which directly compete or could compete with the remainder of the Company's products. Many of these competitors have significantly greater financial, technical, manufacturing, and marketing resources and greater name recognition than the Company. The Company believes that due to the nonproprietary nature of its products and the relatively low barriers to entry to its markets that, unless it establishes a significant installed base before its competitors, the Company will not have any sustainable long-term advantage over its competitors. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by the Company and its competitors, product performance and price, productivity enhancement, distribution and customer support. There is no assurance that the Company will be able to compete successfully with respect to these factors or others.

         FLUCTUATIONS IN OPERATING RESULTS

         The Company's operating results may vary significantly from period to period depending on factors such as the timing of new product introductions by the Company and its competitors, product mix, changes in distribution channels, increased competition, changes in product demand resulting from seasonal fluctuations in business activity, and changes in operating and material costs. As a result of these and other factors, the Company could experience significant fluctuations in results of operations in future periods.

         INTELLECTUAL PROPERTY

         The Company generally relies on confidentiality agreements with its employees and consultants to protect its proprietary information. There is no assurance that existing or future patents, copyrights, trademarks and confidentiality agreements will afford protection from material infringement. There is also no assurance that the Company's technologies and products will not infringe upon patents or copyrights of others. Management of the Company believes that because of the rapid pace of technological change in its industry, patent and copyright protection is less significant than the ability of the Company to develop and market new products.

         GENERAL ECONOMIC AND MARKET CONDITIONS

         Demand for the Company's products depends largely upon the overall demand for computer and communications products. Demand for such products fluctuates from time to time based on numerous factors, including capital spending levels and general economic conditions. There is no assurance that there will not be a decline in overall demand for computer and communications products as a result of general economic conditions or otherwise, and any such decline could have a material adverse effect on the Company's business.


         TRANSACTIONS WITH AFFILIATES

         The Company has been a party to certain transactions with related persons and affiliates. The Company believes that all such transactions were in its best interests and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and each transaction was approved by disinterested and independent members of the Board of Directors. However, such agreements were not always reached as the result of arms-length negotiations.

         TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF STOCK PRICE

         In January 1993, the Company completed an initial public offering of 2,000,000 Units, each unit comprised of one share of Common Stock and one Common Stock Purchase Warrant. These securities were quoted on the Nasdaq SmallCap Market until February 1, 1995, at which time they were delisted due to the Company's inability to meet that market's minimum capital and surplus requirements. The securities now trade on the OTC Bulletin Board (commonly referred to as the "pink sheets"), maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets. While the Company intends to reapply for listing on the Nasdaq SmallCap Market if conditions are favorable for it to do so, there can be no assurance that the Company's securities will be accepted by the Nasdaq SmallCap Market upon application by the Company for relisting.

         The market price of the Common Stock, Units, and Warrants, like that of the securities of many other high technology companies, has been highly volatile. Factors such as fluctuation in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments in the Company's strategic alliances with other companies, and general market conditions may have a significant effect on the market price of the Common Stock, Units, and Warrants.

         SHARES ELIGIBLE FOR FUTURE SALE

         Sales of substantial amounts of the Common Stock in the public market could have an adverse effect on the price of the publicly-traded Units, Common Stock and the Warrants and could potentially adversely affect the Company's ability to raise additional funds. At December 31, 1995, 189,799 stock options held by Mr. Belden at the time of the January 1993 initial public offering, are subject to a lockup agreement with RAS Securities Corp., the underwriter of the initial public offering, whereby such person have agreed not to sell, contract to sell, or otherwise dispose of such shares of Common Stock, without the consent of RAS Securities Corp., until the date the Company has $1.0 million or more in earnings after taxes in any fiscal year as certified by the Company's independent accountants.

         EFFECT OF CERTAIN ANTI-TAKEOVER CHARTER AND BYLAW PROVISIONS

         Certain provisions of the Company's Amended and Restated Articles of Incorporation (the "Articles") and Bylaws could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of the Company. Such provisions may limit or reduce the price that investors might be willing to pay for shares of the Common Stock. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The Articles also provide for a classified board in the event the Company's shares are traded on a national securities exchange or the Nasdaq National Market. A classified board could make it more difficult for a third party to acquire control, or could discourage a third party from attempting to acquire, control of the board.



PART II.

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      See Exhibit List and Exhibits, beginning on page __.

(b) No reports on Form 8-K were filed with the SEC during the period ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                         OCTuS, INC.

Date:    August 12, 1996.
                                         ---------------------------------------
                                         John C. Belden
                                         President & CEO/Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                                     SEQUENTIALLY
EXHIBIT                                                                                                NUMBERED
NUMBER                                      DESCRIPTION                                                  PAGE
- - ------                                      -----------                                                --------

3.1               Amended and Restated Articles of Incorporation                                           (b)
3.1.1             Certificate of Determination of Preferences of Series C Preferred
                  Stock of OCTuS, Inc.
3.2               Amended Bylaws                                                                           (e)
9                 Irrevocable Proxy from Tokyo Electric Co., Ltd. (included in Exhibit
                  10.26.1)                                                                                  *
10.3              Sample Warrant                                                                            *
10.4              Amended and Restated 1987 Nonstatutory Stock Option Plan                                 (b)
10.5              Form of Stock Option Agreement, Non-Qualified Options,
                  1987 Plan                                                                                 *
10.6              Amended and Restated 1988 Nonstatutory Stock Option Plan                                 (b)
10.7              Form of Stock Option Agreement, Non-Qualified Options, 1988
                  Plan                                                                                      *
10.8              Amended and Restated 1992 Key Executive Stock Purchase Plan                               *
10.10             Standard Industrial Net Lease dated July 29, 1994 by and between
                  Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes
                  Canyon Road , Suite A, San Diego CA 92121                                                (b)
10.11             Lease Surrender Agreement dated April 8, 1995 (as amended May 31,
                  1995), by and between Sorrento Corporate Center and OCTuS, Inc., for
                  9944 Barnes Canyon Road, Suite A, San Diego, CA 92121                                    (d)
10.12             Employment Agreement dated June 1, 1992 by and between OCTuS,
                  Inc. and John C. Belden, as amended May 14, 1993 and February 16,
                  1995                                                                                     (c)
10.16             Form of Indemnification Agreements entered into by and between
                  OCTuS, Inc. and its officers and directors                                                *
10.17             Agreement by and between Maroon Bells Capital Partners, Inc. and
                  OCTuS, Inc. dated January 19, 1995                                                       (c)
10.18             Agreement dated September 8, 1992 by and between Kyocera
                  Corporation and OCTuS, Inc.                                                               *
10.19             Memorandum dated February 4, 1992 by and between OCTuS, Inc.
                  and Tokyo Electric Co., Ltd.                                                              *
10.19.1           Agreement and Release dated as of December 31, 1991 by and
                  between OCTuS, Inc. and Tokyo Electric Co., Ltd.                                          *
10.19.2           New Shares Agreement dated as of December 31, 1991 by and
                  between OCTuS, Inc. and Tokyo Electric Co., Ltd.                                          *
10.19.3           License Agreement dated as of December 31, 1991 by and between
                  OCTuS, Inc. and Tokyo Electric Co., Ltd.                                                  *
10.19.3.1         TEC/OASYS License Agreement - 01, dated August 22, 1986 by and between Office Automation Systems, Inc. and Tokyo Electric Co.,
                  Ltd.                                                                                      *
10.19.3.2         Agreement dated August 22, 1986 by and between Tokyo Electric
                  Co., Ltd. and Office Automation Systems, Inc.                                             *
10.20             401(k) Plan Document
10.23             Form of Unit Certificate                                                                  *
10.24             Directors 1993 Stock Option Plan                                                         (b)
                  Form of Stock Option Agreement, Non-Qualified Options, 1993
                  Directors Stock Option Plan                                                              (a)
10.25             Warrant, Caledonian European Securities Ltd., dated July 15, 1993

                                                                                                     SEQUENTIALLY
EXHIBIT                                                                                                NUMBERED
NUMBER                                      DESCRIPTION                                                  PAGE
- - ------                                      -----------                                                --------

10.26             Warrant, Neil Haverty, dated July 15, 1993                                             (a)
10.27             Warrant, Maroon Bells Capital Partners, Inc., dated July 15, 1993                      (a)
10.28             Promissory Note of Nolan K. Bushnell, dated as of February 8, 1993,
                  payable to OCTuS, Inc.                                                                 (a)
10.28.1           Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS, Inc.,
                  dated February 8, 1993, as amended October 7, 1993                                     (a)
10.31             Purchase and Sale Agreement dated September 14, 1993 by and
                  between OCTuS, Inc. and National Computer Systems, Inc.                                (a)
10.31.1           Letter Agreement dated January 26, 1995 by and between OCTuS, Inc.
                  and National Computer Systems, Inc.                                                    (c)
10.34             Product Development and License Agreement dated November 10, 1993 by and between OCTuS, Inc. and Spectrum Signal Processing, Inc., as
                  amended November 14, 1994                                                              (a)
10.35             Purchase and License Agreement dated March 7, 1995 by and between
                  Cintech Tele-Management Systems, Inc. and OCTuS, Inc., as amended
                  May 16, 1995                                                                           (d)
10.36             Product Development and License Agreement dated September 5, 1995
                  by and between Ascom Telecommunications Limited and OCTuS, Inc.                        (e)
10.37             Promissory Note dated December 1, 1995 from OCTuS, Inc. to Maroon
                  Bells Capital Partners, Inc.                                                           (g)
10.38             Stock and Warrant Purchase Agreement dated June 24, 1996 by and between OCTuS, Inc. and Advanced Technologies International, Ltd.
10.39             Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced
                  Technologies International, Ltd. dated June 24, 1996

11                Statements re: computation of (loss) earnings per share and shares
                  used in per share calculation                                                          (d)

16.1              Letter dated March 13, 1996 from Price Waterhouse to the Securities
                  and Exchange Commission                                                                (f)


* Incorporated by reference from the Company's Form S-1, as amended, bearing the SEC registration number 33-51862, which was declared effective January 15, 1993.

(a) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1993.

(b) Incorporated by reference from the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1, bearing the SEC registration number 33-51862, which was declared effective January 6, 1995.

(c) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1994 filed with the SEC April 17, 1995.

(d) Incorporated by reference from the Company's amended Annual Report on Form 10-KSB/A for the calendar year ended December 31, 1994 filed with the SEC July 6, 1995.

(e) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995 filed with the SEC November 13, 1995.

(f) Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1996.

(g) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995 filed with the SEC on April 30, 1996.