Form 10QSB
period 1996-09-30
OCTUS INC
filed 1996-11-13
CIK 891462

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 1996

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

          4520 EXECUTIVE DRIVE, PLAZA TWO, SAN DIEGO, CALIFORNIA 92121
                    (Address of principal executive offices)

                                  619-824-1185
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

November 12, 1996        Common Stock, no par value         4,222,922
-----------------        --------------------------         ---------
(Date)                   (Class)                            (Number of Shares)

                         Series C Preferred Stock           250,00
                         (Class)                            (Number of Shares)

Transitional Small Business Disclosure Format (check one):

Yes / /           No  /X/

                                   OCTUS, INC.
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996



                                      INDEX
                                                                           PAGE
PART 1.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Balance Sheets at September 30, 1996 and December 31, 1995

                  Condensed Statements of Operations for the three months ended September 30, 1996 and 1995

                  Condensed Statements of Operations for the nine months ended September 30, 1996 and 1995

                  Condensed Statements of Cash Flows for the nine months ended September 30, 1996 and 1995
                  Notes to Condensed Financial Statements


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS



PART II. OTHER INFORMATION


SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCTUS, INC.
CONDENSED BALANCE SHEETS

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                  1996                1995
ASSETS                                                                        (UNAUDITED)
                                                                              ------------        ------------
CURRENT ASSETS
  Cash and cash equivalents                                                   $      4,000        $      3,000
  Accounts receivable                                                                    0              12,000
  Other current assets                                                               2,000               1,000
                                                                              ------------        ------------
   TOTAL CURRENT ASSETS                                                              6,000              16,000

Property and equipment                                                               4,000              13,000
Other noncurrent assets                                                                  0
                                                                              ------------        ------------

   TOTAL ASSETS                                                               $     10,000        $     29,000
                                                                              ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                            $     26,000        $     84,000
  Accrued liabilities                                                               14,000              12,000
  Current portion of capitalized lease obligations                                       0               4,000
  Current portion of long term debt                                                  4,000
  Due to officer                                                                         0               4,000
                                                                              ------------        ------------
   TOTAL CURRENT LIABILITIES                                                        44,000             104,000


NONCURRENT LIABILITIES
  Convertible note payable                                                          25,000              25,000
  Capitalized lease obligation, net of current portion                                   0               2,000
                                                                              ------------        ------------

                                                                              ------------        ------------
   TOTAL LIABILITIES                                                                69,000             131,000

Shareholders' Equity:
  Common stock, no par value,
   20,000,000 shares authorized,4,222,922 shares issued and outstanding         19,271,000          19,271,000
Series C Preferred Stock, 10,000,000 authorized, 250,000 shares                    151,000                  --
  issued and outstanding
  Common Stock Warrants                                                          2,696,000           2,696,000
  Accumulated deficit                                                          (22,177,000)        (22,069,000)
                                                                              ------------        ------------
   TOTAL SHAREHOLDERS' EQUITY                                                      (59,000)           (102,000)
                                                                              ============        ============
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $     10,000        $     29,000
                                                                              ============        ============

                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                1996               1995
                                            -----------        -----------
Revenues:
  Net sales                                 $         0        $    25,000
  Royalties                                           0                  0
  Interest                                            0                  0
  Nonrecurring income (see Notes)                     0            (36,000)
  Extraordinary income (see Notes)                    0             99,000
                                            -----------        -----------
                                                      0             88,000
                                            -----------        -----------

Costs and expenses:
  Cost of sales                                       0             15,000
  Selling, general and administrative            33,000             89,000
  Research and development                            0             24,000
  Interest                                        1,000                  0
                                            -----------        -----------
                                                 34,000            128,000
                                            -----------        -----------

Net loss before income taxes                    (34,000)           (40,000)

                                            -----------        -----------
Net loss                                    ($   34,000)       ($   40,000)
                                            ===========        ===========


Net loss per common share                   ($     0.01)       ($     0.01)
                                            ===========        ===========


Shares used in per share calculation          4,222,922          4,222,922
                                            ===========        ===========


                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                1996             1995
Revenues:
  Net sales                                 $     5,000          316,000
  Royalties                                      50,000          714,000
  Interest                                            0            3,000
  Non recurring income (see Notes)                    0          612,000
  Extraordinary income (see Notes)                    0           99,000
                                            -----------        ---------
                                                 55,000        1,744,000
                                            -----------        ---------

Costs and expenses:
  Cost of sales                                   5,000          191,000
  Selling, general and administrative           155,000          746,000
  Research and development                            0          178,000
  Interest                                        3,000                0
                                            -----------        ---------
                                                163,000        1,115,000
                                            -----------        ---------

Net (loss) gain before income taxes            (108,000)         629,000
                                            -----------        ---------

Net (loss) gain                             ($  108,000)         629,000
                                            ===========        =========


Net (loss) gain per common share            ($     0.02)       $    0.15
                                            ===========        =========


Shares used in per share calculation          4,222,922        4,222,922
                                            ===========        =========



                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                   1996             1995
                                                                ---------        ---------
Cash flow from operating activities:
    Net (loss) gain                                             ($108,000)       $ 629,000
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                               $   7,000        $   2,000
    Loss (gain) on disposal of property and equipment           $       0        $ 138,000
    Increase (decrease) in accounts receivable                  $  12,000       ($  34,000)
    Decrease in inventories                                     $       0        $ 133,000
    Decrease in other current assets                            $       0        $  47,000
    (Increase) decrease in other noncurrent assets             ($   1,000)       $  47,000
    (Decrease) in accounts payable                             ($  58,000)       ($117,000)
    Increase (decrease) in accrued liabilities                  $   2,000        ($649,000)
    Increase (decrease) in deferred revenue                     $       0        ($716,000)

                                                                ---------        ---------
Net cash used by operating activities                           ($146,000)       ($520,000)
                                                                ---------        ---------

Cash flow from investing activities:
    Expenditures for property and equipment                     $   2,000        $   3,000
    Loans to officers                                          ($   4,000)       $  54,000
    Proceeds from sale of fixed assets                          $       0        $  60,000
                                                                ---------        ---------
Net cash provided by investing activities                       ($  2,000)       $ 117,000
                                                                ---------        ---------

Cash flow from financing activities:                                                     .
   Payments of capital leases and long-term debt               ($   2,000)      ($  21,000)
   Proceeds from issuance of preferred stock, net               $ 151,000        $       0
                                                                ---------        ---------
Net cash provided by financing activities                       $ 149,000        ($ 21,000)
                                                                ---------        ---------

Net decrease in cash and cash equivalents                      ($   1,000)      ($ 424,000)

Cash and cash equivalents at beginning of period                $   3,000        $ 429,000
                                                                ---------        ---------
Cash and cash equivalents at end of period                      $   4,000        $   5,000
                                                                ---------        ---------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest                                                    $   3,000        $       0
                                                                =========        =========


                   See notes accompanying financial statements

                                  OCTUS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATIONS

         The accompanying financial information has been prepared by OCTuS, Inc. (the "Company") without audit, in accordance with the instructions to Form 10-QSB and, therefore, does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

         In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at September 30, 1996 and December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 and 1995. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                   SEPTEMBER 30,   DECEMBER 31,
                                      1996            1995
                                   (UNAUDITED)
                                  --------------    --------
Accounts receivable:
   Trade accounts receivable:       $      0        $      0
   Other                                   0          12,000
                                    --------        --------
                                    $      0          12,000
                                    --------        --------

Property and equipment:
  Computer and test equipment       $ 19,000        $ 26,000
  Furniture and fixtures              13,000          19,000
                                    --------        --------
                                      32,000          45,000
Less accumulated depreciation        (28,000)        (32,000)
                                    --------        --------

                                    $  4,000        $ 13,000
                                    ========        ========

                                      SEPTEMBER 30,  DECEMBER 31,
                                          1996          1995
                                      (UNAUDITED)
                                      -------------    -------
Accrued liabilities:

Compensation and employee benefits       $ 5,000       $ 9,000
  Other                                    9,000         3,000
                                         -------       -------
                                         $14,000       $12,000
                                         =======       =======

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

         In July, 1996 the Company issued 250,000 of its Series C Preferred Stock and one five-year warrant to purchase up to 3,000,000 shares of its Common Stock to one investor for a total investment of $151,000. With respect to the warrant, such shares may be exercised at a price of $0.43 per share. However, such exercise price is subject to adjustment from time to time as described in the warrant agreement. The Company has granted piggyback and demand registration rights to the investor with respect to the shares of Common Stock underlying such warrant. The Company has further agreed to nominate two (2) individuals designated by such investor to the Company's board of directors.

         The Series C Preferred Stock, as established by the Company, consists of a total of 250,000 shares and is senior in preference and priority in all manners whatsoever with respect to the Company's common stock and any and all classes of the Company's preferred stock. The holders of the Series C Preferred Stock are entitled to receive cumulative dividends at the annual rate of $0.036 per share payable in cash when, as and if declared by the Company's board of directors out of any funds legally available therefor. Such Such dividends shall accrue on a cumulative basis on each share of Series C Preferred Stock from day, to day, whether or not declared or paid. Such shares of Series C Preferred Stock shall not be convertible into Common Stock or any other of the Company's securities. The holder of each share of Series C Preferred Stock shall be entitled to 10 votes per share, entitled to vote on all matters which come before the Company's shareholders for which a vote is taken or any written consent of the Company's shareholders is solicited, such votes to be counted together with all other shares of the Company's securities having general voting power and not separately as a class. The Company has the right to call and redeem all (but not less than all) of the outstanding shares of Series C Preferred Stock for an aggregate price equal to $0.63 per share of Series C Preferred Stock, plus any and all then accured but unpaid dividends, provided however, that the Company shall have no right to call or redeem any shares of Series C Preferred Stock prior to June 30, 1999 without the express prior written consent of the holders of 100% of the then outstanding shares of the Series C Preferred Stock, which consent may be withheld or denied in the sole and absolute discretion of the holders of the Series C Preferred Stock for any reason or no reason whatsoever.

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

         The holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors in its discretion from funds legally available, provided that no dividend or distribution may be declared or paid on any shares unless at the same time an equivalent dividend is declared or paid on all outstanding shares of Common Stock and Preferred Stock. Upon liquidation or dissolution of the Company, subject to the prior liquidation rights of the holders of any Preferred Stock, the holders of Common Stock are entitled to receive ratably the remaining assets available for distribution to the shareholders. The Common Stock has no preemptive or other subscription rights, and there are not conversion rights or redemption or sinking fund provisions with respect to such shares.

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

NON-PUBLIC WARRANTS

         During 1993 and 1995, the Company issued non-public stock warrants to certain directors and consultants of the Company. The per share price of the warrants issued was determined by the Company's Board of Directors. At June 30, 1996, 33,000 shares at $6.00 per share and 25,000 shares at $0.25 per share (see
Note 14) were outstanding and exercisable. Payment for shares to be issued upon exercise of a warrant must be made in cash.

NOTE 4.  NET GAIN OF LOSS PER COMMON SHARE

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

NOTE 10. RELEASE FROM PACIFIC BELL DELIVERY OBLIGATION

         In May 1995, Pacific Bell released the Company from all remaining obligations to deliver OCTuS PTA units to its customers under its product delivery agreement. This includes $240,000 of advance payments for undelivered products recorded as a liability on the Company's balance sheet at December 31, 1994.

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

NOTE 12. RELOCATION OF OPERATIONS

         In September 1996, the Company relocated to a 500 square foot facility which it leased on a monthly basis from an unrelated third party with a monthly lease payment of $ 500 per month. The Company's previous facility was a 540 square foot office space which it subleased from an unrelated third party on month-to-month terms for a monthly lease payment of $500 per month. The Company occupied that space from July 1995 to September 1996.

From April 1995 to July 1995, the Company leased, on a month to month basis, a 12,400 square foot facilty from an unrelated third party for a monthly lease payment of $2,500.

From April 1994 to April 1995, the Company's headquarters were located in a 13,240 square foot facility adjacent to a 45,000 square foot facility which served as the Company's headquarters from 1988 to 1994. The Company's monthly lease and expense payments (which included common area maintenance, taxes and insurance costs) on the 13,240 square foot facility were approximately $11,200. The Company negotiated an agreement with the landlord of that facility to permit the leasing of the premises to an unrelated third party, beginning in April 1995. In the event such third party's tenancy terminates prior to the termination of the Company's lease in February 1998, the Company will have the option to reoccupy or sublet the premises for the remainder of the Company's lease, in which event the Company would be completely released from any other obligations under the terms of the lease.

NOTE 13. CONVERTIBLE NOTE PAYABLE

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

         This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended September 30, 1996. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 will provide additional information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                1996          1995

Revenues:
  Net sales                                       --          28.4%
  Nonrecurring income                             --         (40.9)%
  Extraordinary income                            --         112.5%
                                                            ------
                                                  --         100.0%
                                              ------        ------

Costs and expenses:
  Cost of sales                                   --          17.0%
  Selling, general and administrative             --         101.1%
  Research and development                        --          27.3%
  Interest                                        --            --
                                              ------        ------
                                                  --         145.4%

Loss before income taxes                          --         (45.5)%
                                              ------        ------
Net loss                                          --         (45.5)%
                                              ======        ======
Cost of sales as a percent of net sales           --          60.0%
                                              ======        ======

         Net Sales. There were no net sales for the three months ended September 30, 1996, which represented a decrease of $,000 or 100%, from the same period in 1995. This decrease is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

         Nonrecurring income. No nonrecurring income for the three month period ended September 30, 1996. Nonrecurring income for the three month period ended September 30, 1995 was -36,000. Such amount resulted from the Company's reclassification, during the period ended September 30, 1995, of $86,000 reported as non-recurring income during the period ended June 30, 1995 to extraordinary income.

         Extraordinary income. There was no extraordinary income recorded for the three months ended September 30, 1996. Extraordinary income for the period ended September 30, 1995 was $99,000. Such amount represents the sale of certain of the Company's assets during such period as well as a negotiated reduction of debt.

         Cost of Sales. No amounts were recorded for cost of sales for the three months ended September 30, 1996, which represents a decrease of $15,000, or 100%, from the same period in 1995. The decrease reflects the completion of the transition of the Company from a sales and marketing company to a licensing organization. Cost of sales as a percentage of net sales was zero for the three months ended September 30, 1996, as compared to 60% in the prior year period. This reflects an decrease in product sales as compared to the same period in the previous year, which was due to completion of the Company's transition from its focus on sales and marketing to one of licensing of its technology.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 1996 decreased $56,000, or 62.9%, from $89,000 for the same period in 1995 to $33,000. This decrease from the prior period is due primarily to reduced capital resources and operating expenses of the Company caused by continued downsizing and relocation to significantly smaller quarters.

         Research and Development. There were no significant research and development expenses recorded during the period ended September 30, 1996; as such, these expenses were recorded as general and administrative expenses. This amount was unchanged from the same period in 1995.

         Net Loss. Net loss for the three months ended September 30, 1996 was $34,000, as compared to a $40,000 loss for the same period in 1995.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   1996            1995
                                                  -------         ------

Revenues:
  Net sales                                           9.0%          18.1%
  Royalties                                          90.9%          41.0%
  Nonrecurring income (see Notes)                      --           35.1%
  Extraordinary income (see Notes)                     --            5.7%
  Interest                                             --             .1%
                                                  -------         ------
                                                    100.0%         100.0%
                                                  -------         ------

Costs and expenses:
  Cost of sales                                       9.0%          11.0
  Selling, general and administrative               221.8%          42.8%
  Research and development                             --           10.2%
  Interest                                            3.6%            --
                                                  -------         ------
                                                    234.4%          59.6%

(Loss) gain before income taxes                   (134.54)%         36.1%
                                                  -------         ------

Net (loss) gain                                   (134.54)%         36.1%
                                                  =======         ======
Cost of sales as a percent of net sales               100%          60.4%
                                                  =======         ======

         Net Sales. Net sales for the nine months ended September 30, 1996 were $5,000 representing a decrease of $311,000 or 98.4%, from the same period in 1995. This decrease is primarily the result of the Company's shift in 1995 from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

         Royalty and Technology Income. Royalty and technology income of $50,000 was recorded during the nine months ended September 30, 1996. This represented a decrease of $664,000, or 93.0% from the amount recorded in the same period in 1995. Up through the month of August 1995, substantially all of the Company's royalty and technology income was earned from a single licensee. In September 1992, the Company granted a perpetual non-exclusive and unlimited technology license, involving certain laser printer technology, to a third party (which at the time was a preferred shareholder of the Company) with whom it had a pre-existing technology license agreement in exchange for a one-time royalty cash payment, net of foreign taxes, of $2.7 million. Royalty income therefrom was recognized using the straight-line method over the remaining term of the technology license agreement which expired in August 1995.

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

         Interest Income. No interest income was recorded for the nine months ended September 30, 1996. This represented a decrease of $3,000, or 100% lower than for the comparable period in 1995. The decrease is the result of a lower cash balance during the nine months ended September 30, 1996 due to the Company using its cash reserves because of a lack of significant sales, which generated poor operating cash flow.

         Nonrecurring income. No nonrecurring income was reported for the nine month period ended September 30, 1996. Nonrecurring income for the nine month period ended September 30, 1995 was $612,000. Such non-recurring income for such period was due to the Company's one-time receipt of revenue in connection with its transition from a sales and marketing company to a software licensing organization, including revenue received by the Company in connection with the buyout of royalties due from Spectrum Signal Processing; the disposition by the Company of its excess physical inventory; and revenue recorded as a result of Pacific Bell's May 1995 release of the Company's remaining obligations to deliver OCTuS PTA units to its customers under its product delivery agreement. Such release caused $240,000 in advance payments for undelivered products (which had been recorded as a liability on the Company's balance sheet at December 31,
1994) to be recorded as revenue during the period ended June 30, 1995. As such, it must be emphasized that the Company's receipt of such revenues was due to a one-time occurrence and there can be no assurance that revenues in such amounts will be received by the Company on a regular basis.

         Extraordinary income. No extraordinary income was reported for the nine month period ended September 30, 1996. Extraordinary income for the period ended September 30, 1995 was $99,000. During the period ended September 30, 1995, the Company reclassified $86,000 of income previously classified as nonrecurring income to extraordinary income. Such extraordinary income represents the sale of certain of the Company's assets during such period as well as a negotiated reduction of debt.

         Cost of Sales. Cost of sales for the nine months ended September 30, 1996 of $5,000 represents a decrease of $186,000, or 97.4%, from $191,000 in the same period in 1995. The decrease reflects the transition of the Company from a sales and marketing company to a licensing organization. Cost of sales as a percentage of net sales was 100.0% for the nine months ended September 30, 1996, as compared to 60.5% in the prior year period. This reflects an decrease in product sales as compared to the same period in the previous year, which was due to the Company's transition from its focus on sales and marketing to one of licensing of its technology.

         Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 1996 decreased $591,000, or 79.2%, from $746,000 for the same period in 1995 to $155,000. The decrease primarily reflects a shift in expenses related to significant restructuring and downsizing of the Company which occurred in 1994 and 1995 due to lack of significant sales which resulted in the Company expending its limited cash resources in order to fund operating expenses.

         Research and Development. There were no significant research and development expenses for the recorded during the period ended September 30, 1996; as such, these expenses were recorded as general and administrative expenses. This represented a decrease of $178,000 or 100.0% from the nine month period ended September 30, 1995. The decrease reflects the Company's reduced allocation of resources to development of its OCTuS PTA product line due to reduced capital resources.

         Net (Loss) Gain. Net loss for the nine months ended September 30, 1996 was $108,000, as compared to a $629,000 gain for the same period in 1995. It should be noted that the gain recorded for the prior nine month period ended September 30, 1995 primarily reflected one-time receipts of revenue by the Company in connection with its transition from a sales and marketing company to a licensing organization as well as a reduction in expenses associated with substantial reductions in force and other operating costs necessitated by lack of significant product sales and resultant decreases in available cash resources. The increase of $743,000, or 111%, primarily reflects the Company's transition from a sales and marketing organization to a technology licensing business.


         LIQUIDITY AND CAPITAL RESOURCES. For the nine months ended September 30, 1996, the Company posted a net loss of $108,000. The Company's operating and investing activities used cash of $148,000. Management believes that the establishment of revenue generating licensing agreements, combined with possible additional financing and existing capital resources, will enable it to carry out its 1997 operating plan and meet the diminished liquidity requirements of the Company for the remainder of 1996. However, the Company has no commitments for additional licensing agreements and does not believe its current licensing agreements are sufficient to provide for the continued viability and operations of the Company. Additionally, although the Company did complete a private sale of stock in July 1996 which provided approximately $151,000 to the Company, the Company has no additional commitments from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to curtail operations, or cease business activities altogether. As such, there is no assurance that the Company will not require additional capital resources beyond 1996 in the conduct of its planned business activities. In the absence of the establishment of significant revenue generating licensing agreements and general market acceptance of the Company's technology, there is no assurance that the Company will have the ability to continue as a going concern.

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


NEED FOR ADDITIONAL CAPITAL

         The Company's cash on hand as of November 12, 1996 was $ 1,000 which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations unless adequate revenues from sales and licensing of the Company's OCTuS PTA product line develop, of which there can be no assurance. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to curtail operations or cease business activities altogether.


RESTRUCTURING OF OPERATIONS

         The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of March 31, 1994) to one employee (as of November 12, 1996) as well as relocation of its headquarters to new facilities with lower operating costs. In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Donald O. Aldridge, a director of the Company since June 1995, was appointed Chairman of the Board of the Company in October 1995.

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

PART II.

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      See Exhibit List and Exhibits, beginning on page 22.


(b) A report on Form 8-K was filed with the SEC during the period ended September 30, 1996 with respect to the issuance of 250,000 shares of the Company's Series C Preferred Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                   OCTUS, INC.


Date:    November 12, 1996.        ____________________________
                                   John C. Belden
                                   President & CEO/Chief Financial Officer

EXHIBIT INDEX

                                                                                           SEQUENTIALLY
EXHIBIT                                                                                       NUMBERED
NUMBER                              DESCRIPTION                                                 PAGE
------                              -----------                                                 ----
3.1          Amended and Restated Articles of Incorporation                                     +

3.1.1        Certificate of Determination of Preferences of Series C Preferred
             Stock of OCTuS, Inc.                                                              ++

3.2          Amended Bylaws                                                                     !

9            Irrevocable Proxy from Tokyo Electric Co., Ltd. (included in Exhibit
             10.26.1)                                                                           *

10.3         Sample Warrant                                                                     *

10.4         Amended and Restated 1987 Nonstatutory Stock Option Plan                           +

10.5         Form of Stock Option Agreement, Non-Qualified Options,
             1987 Plan                                                                          *

10.6         Amended and Restated 1988 Nonstatutory Stock Option Plan                           +

10.7         Form of Stock Option Agreement, Non-Qualified Options, 1988
             Plan                                                                               *

10.8         Amended and Restated 1992 Key Executive Stock Purchase Plan                        *

10.10        Standard Industrial Net Lease dated July 29, 1994 by and between
             Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes
             Canyon Road , Suite A, San Diego CA 92121                                         ++

10.11        Lease Surrender Agreement dated April 8, 1995 (as amended May
             31, 1995), by and between Sorrento Corporate Center and OCTuS,
             Inc., for 9944 Barnes Canyon Road, Suite A, San Diego, CA
             92121                                                                            +++

10.12        Employment Agreement dated June 1, 1992 by and between OCTuS,
             Inc. and John C. Belden, as amended May 14, 1993 and February 16,
             1995                                                                               #

10.16        Form of Indemnification Agreements entered into by and between
             OCTuS, Inc. and its officers and directors                                         *

10.17        Agreement by and between Maroon Bells Capital Partners, Inc. and
             OCTuS, Inc. dated January 19, 1995                                                 #

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

10.19.2      New Shares Agreement dated as of December 31, 1991 by and
             between OCTuS, Inc. and Tokyo Electric Co., Ltd.                                   *

10.19.3      License Agreement dated as of December 31, 1991 by and between
             OCTuS, Inc. and Tokyo Electric Co., Ltd.                                           *

10.19.3.1    TEC/OASYS License Agreement - 01, dated August 22, 1986 by and between Office Automation Systems, Inc. and Tokyo Electric Co.,
             Ltd.                                                                               *

10.19.3.2    Agreement dated August 22, 1986 by and between Tokyo Electric
             Co., Ltd. and Office Automation Systems, Inc.                                      *

10.20        401(k) Plan Document

10.23        Form of Unit Certificate                                                           *

10.24        Directors 1993 Stock Option Plan                                                   +
             Form of Stock Option Agreement, Non-Qualified Options, 1993
             Directors Stock Option Plan                                                       **

10.25        Warrant, Caledonian European Securities Ltd., dated July 15, 1993

                                                                                           SEQUENTIALLY
EXHIBIT                                                                                      NUMBERED
NUMBER                         DESCRIPTION                                                     PAGE
------                         -----------                                                     ----
10.26        Warrant, Neil Haverty, dated July 15, 1993                                        **

10.27        Warrant, Maroon Bells Capital Partners, Inc., dated July 15, 1993                 **

10.28        Promissory Note of Nolan K. Bushnell, dated as of February 8, 1993,
             payable to OCTuS, Inc.                                                            **

10.28.1      Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS, Inc.,
             dated February 8, 1993, as amended October 7, 1993                                **

10.31        Purchase and Sale Agreement dated September 14, 1993 by and
             between OCTuS, Inc. and National Computer Systems, Inc.                           **

10.31.1      Letter Agreement dated January 26, 1995 by and between OCTuS, Inc.
             and National Computer Systems, Inc.                                                #

10.34        Product Development and License Agreement dated November 10, 1993 by and between OCTuS, Inc. and Spectrum Signal Processing, Inc., as
             amended November 14, 1994                                                         **

10.35        Purchase and License Agreement dated March 7, 1995 by and between
             Cintech Tele-Management Systems, Inc. and OCTuS, Inc., as amended
             May 16, 1995                                                                      +++

10.36        Product Development and License Agreement dated September 5, 1995
             by and between Ascom Telecommunications Limited and OCTuS, Inc.                   !

10.37        Promissory Note dated December 1, 1995 from OCTuS, Inc. to Maroon
             Bells Capital Partners, Inc.                                                       &

10.38        Stock and Warrant Purchase Agreement dated June 24, 1996 by and
             between OCTuS, Inc. and Advanced Technologies International, Ltd.                 ++

10.39        Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced
             Technologies International, Ltd. dated June 24, 1996                              ++

11           Statements re: computation of (loss) earnings per share and shares
             used in per share calculation                                                     +++

16.1         Letter dated March 13, 1996 from Price Waterhouse to the Securities
             and Exchange Commission                                                            ~

* Incorporated by reference from the Company's Form S-1, as amended, bearing the SEC registration number 33-51862, which was declared effective January 15, 1993.

** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1993.

+ Incorporated by reference from the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1, bearing the SEC registration number 33-51862, which was declared effective January 6, 1995.

# Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1994 filed with the SEC April 17, 1995.

+++ Incorporated by reference from the Company's amended Annual Report on Form 10-KSB/A for the calendar year ended December 31, 1994 filed with the SEC July 6, 1995.

! Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995 filed with the SEC November 13, 1995.

~ Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1996.

& Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995 filed with the SEC on April 30, 1996.

++ Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period e ended June 30, 1996 filed with the SEC on ***August 12, 1996.