Form 10KSB
period 1996-12-31
OCTUS INC
filed 1997-03-31
CIK 891462

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
                                  FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:                             Commission File Number:
     December 31, 1996                                          0-21092

                                  OCTUS, INC.
          (Name Of Small Business Issuer As Specified In Its Charter)


         California                                         33-0013439
----------------------------------                  --------------------------
(State Or Other Jurisdiction Of                          (I.R.S. Employer
 Incorporation Or Organization)                         Identification No.)


                        4520 EXECUTIVE DRIVE, PLAZA TWO
                              SAN DIEGO, CA 92121
                    (Address Of Principal Executive Offices)

                Issuer's telephone number, including area code:
                                 (619) 824-1185

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
         Units consisting of one Share of Common Stock and one Warrant to purchase Common Stock (Title of Class)

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES     X     NO
                                     ------      ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the
Issuer:
$607,091 based on the average bid and asked prices of such stock on March 25, 1997.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:


         Class:                                    Common Stock, No Par Value
         Outstanding at December 31, 1996:         4,222,922 shares

Documents Incorporated by Reference:       Portions of Registrant's definitive
Proxy Statement for its forthcoming Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         INTRODUCTION

         OCTuS, Inc. (the "Company" or "OCTuS") was incorporated in October 1983 under the laws of the State of California. In December 1991, in connection with its shift in focus from the laser printer to the computer-telephone integration market, the Company's name was changed from Office Automation Systems, Inc. to OCTuS, Inc. In January 1993, the Company completed an initial public offering of 2,000,000 units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock. The Company's Common Stock (OCTS), Warrants (OCTSW) and Units (OCTSU) are currently traded on the OTC Bulletin Board.

         From 1991 to early 1995, the Company was engaged primarily in the design and development of computer software and associated hardware products focused on the integration of the personal computer and the telephone. During that time, the Company has developed a software product called OCTuS PTA(TM) ("Personal Telephone Assistant"), which incorporates a Microsoft Windows(TM) graphical user interface ("GUI") and enables users to operate and integrate telecommunications, facsimile transmission and receipt, telephone and personal voice mail from a desktop or portable computer using the "point and click" of a hand-held mouse. The Company shipped the first retail version of OCTuS PTA in December 1993.

         In March 1995, the Company engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. Since that time, the Company has focused its efforts on the licensing of its OCTuS PTA technology to third parties for incorporation by such parties into their own respective product lines. Although several companies have expressed interest in licensing the Company's technology, no significant licensing arrangements have been entered into to date, nor can there be any assurance that the revenue from any such licensing agreements will be sufficient to sustain the Company's operations. In such case, the Company may be required to curtail business altogether.

         The core of the Company's technology from its inception until 1991 was comprised of software for use in controllers for laser printers and related imaging devices. The Company incorporated this technology into its own LaserPro(R) laser printer products and also licensed the technology to third parties.

         In 1991, because of low margins and competition, the Company shifted its primary focus from laser printer controller technology to the development of the OCTuS PTA product line. From early 1991 to the beginning of 1994, the Company had been engaged in the development and testing of its new products. From early 1994 to March 1995, the Company was focused on marketing and
licensing its new CTI products.   Upon execution of the Cintech agreement in
March 1995, the Company shifted its focus to a plan of pursuing licensing of the components of OCTuS PTA to third parties for use in their respective
products.   However, no such agreements have been entered into to date and there can be no assurance that any such agreements will generate sufficient revenue to sustain the Company's business operations.

         OCTUS PTA

         OCTuS PTA Computer Telephone Integration. OCTuS PTA was one of the first products to fully integrate telephone communications with the personal computer. The product replaces some of the many traditional desktop tools frequently used by managers and professionals, such as a name and address book; fax machine; answering machine; advanced feature phone, and speed dialer with one integrated system that operates with familiar "point and click" mouse commands. The product is designed to work with Centrex(R) telephone service as well as standard business/residential telephone lines, and other analog lines utilizing a Private Branch Exchange ("PBX").

         OCTuS PTA, which is accessible from within any Microsoft Windows application, permits users (who have installed the appropriate hardware devices in their personal computer system) to use their hand-held mouse to visually select icons on their computer screen (depending on the features provided by their telephone service) to place and receive calls, transfer, forward and pick-up calls, access OCTuS PTA voice mail, place conference calls, record messages and notes, send and receive faxes (even while talking, if a separate fax line version is available), review contact histories, and access an integrated addressbook.

         The Company believes that one of the unique strengths of the product is its incoming call processing capabilities. OCTuS PTA provides a "pop-up" message with a button bar that allows the user to decide how to respond to the call. The user may select from several options, including forwarding the call to OCTuS PTA's voice mail, having OCTuS PTA play and/or take a message; putting the caller on hold after OCTuS PTA plays a user-recorded message; going directly into OCTuS PTA to review notes from earlier calls, or simply answering the call. The call may be answered by lifting the handset or by clicking on the on-screen "Answer" button in the pop-up message and using a speakerphone.

         If Caller ID is available, OCTuS PTA can also display caller information supplied by the user's telephone company. If the caller's name and number was previously entered in the user's OCTuS PTA addressbook database, OCTuS PTA will automatically display the contact history while the phone is still ringing. This "soft interrupt" is designed to improve worker productivity by selectively allowing less important calls to be answered automatically and then returned at a more convenient time.

         The Company accomplishes the physical connection between the personal computer and the telephone in the current OCTuS PTA product by using a proprietary external PC-telephone interface, the OCTuLINK(TM). The OCTuLINK connects to the parallel port on the user's personal computer and contains jacks for the connection with a sound card (required for full voice and messaging capability). The OCTuLINK's "pass-through" design allows the user to connect a printer to one end of the OCTuLINK, and print and do call control simultaneously.

           In addition, OCTuS PTA has been enhanced to support TAPI, the telephony application program interface developed by Microsoft and Intel. The TAPI version of OCTuS PTA, was released in July 1995, and works with any TAPI-compliant, third-party telephone interface.

         Cintech Tele-Management Systems, Inc. ("Cintech") is the exclusive distributor in North America of the retail version of OCTuS PTA software packaged with the OCTuLINK. The Company retains the right to distribute other configurations of the OCTuS PTA product, as well as rights to distribute the retail version of the product outside North America. See "General Distribution Strategy."

         For added capability, the user may purchase the Personal Fax and Personal Voice-Mail add-on modules, the retail versions of which are also sold in North America by Cintech. The Personal Fax module works with standard fax-modem cards and the personal Voice Mail module works with Sound Blaster(TM)-compatible soundcards.

         STRATEGIC ALLIANCES AND MARKET RECEPTION

         The Company's initial marketing plan had focused on developing strategic relationships with certain RBOC's to further developing its OCTuS PTA line of products with a view to having its products distributed by the RBOCs. To that end, the Company reached marketing agreements with Pacific Bell and
Bell Atlantic.   Additionally, in March 1995, the Company entered into an
agreement with Cintech Tele-Management Systems, Inc. ("Cintech") whereby Cintech was granted exclusive rights, upon payment of per unit royalty fees, to distribute the retail version of OCTuS PTA in North America, including distribution of the product to the RBOCs.

         In addition, in September, 1995, the Company executed a license agreement with Ascom Telecommunications Limited of the United Kingdom ("Ascom") whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market.

         However, in May 1995, Pacific Bell released the Company from all remaining obligations to deliver OCTuS PTA units to its customers under its product delivery agreement. In addition, none of the other foregoing agreements have generated significant revenue to date and are not expected to provide revenue at levels sufficient to sustain the operations of the Company. Although several companies have expressed an interest in licensing the Company's technology and the Company has actively pursued such leads, there can be no assurance that any such licensing arrangements will be entered into, or that the revenues from such arrangements will be sufficient to sustain the operations of the Company.

         GENERAL DISTRIBUTION STRATEGY

         Retail Distribution of OCTuS PTA. In March 1995, the Company entered into a distribution agreement with Cintech Tele-Management Systems ("Cintech") of Cincinnati, Ohio whereby Cintech acquired the exclusive rights, upon payment of a per unit royalty, to distribute the retail version of OCTuS PTA (with the OCTuLINK) in North America. Under the agreement, the product will be manufactured, sold and supported by Cintech through its direct sales force and extensive reseller network in the United States and Canada. This license expired on March 6, 1997, and while Cintech has the option to renew such license, it has not yet exercised this option.

         Distribution through OEM's. Following the execution of the Cintech agreement, the Company began to focus its efforts on the licensing of OCTuS PTA and the OCTuLINK to original equipment manufacturers ("OEMs") in the telecommunications and computer industries for use in their respective
products.   Several companies have expressed an interest in licensing part or all of the product and the Company is actively pursuing further discussions with such companies. However, there can be no assurance that any such agreements will be executed, or that they will generate revenues at levels sufficient to sustain the operations of the Company.

         COMPETITION

         The desktop computer telephony market is a relatively recent development and is highly competitive and rapidly changing. The Company expects competition to become more intense as the market grows and matures.

         Companies with products similar to OCTuS PTA have developed different market strategies and technological thrusts. The strategic points of differentiation among competitive products are the type of telecommunications and computer hardware on which the product operates, the ability of the product to operate on a local area network ("LAN") as well as for single users, and software features.

         In addition, some or all of these competitors have capital, name recognition and financial, personnel, and other resources substantially greater than those of the Company. The success of the Company's product in the marketplace will depend upon the success of the third party licensees in marketing the product, as well as how well the product's features, price/performance, technology, and reliability compares with that of the competition. There can be no assurance that the Company, in light of its limited financial resources, will be able to continue research and development to keep the product competitive.

         EMPLOYEES

         The Company did not add to its workforce during the year ended December 31, 1996; as of March 31, 1997, the Company had one employee, President John C. Belden, who is based at the Company's San Diego, California headquarters. In 1996, the Company also engaged three former employees as independent contractors from time to time to provide it with assistance in various areas (including research and development) on an "as needed" basis. See "Risk Factors Which May Affect Future Results - Restructuring of Operations."


ITEM 1A.  RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS.

         HISTORY OF OPERATING LOSSES

         For the calendar year ended December 31, 1996, the Company recorded a loss of $191,056. For the calendar year ended December 31, 1995, the Company
recorded a gain of $586,000; however,   such gain primarily reflects one-time
receipts of revenue by the Company in connection with its transition from a sales and marketing company to a licensing organization as well as a reduction in expenses associated with substantial reductions in force and other operating costs necessitated by lack of significant product sales and resultant decreases in available cash resources.

         At December 31, 1996, the Company had working capital of negative $146,507, an accumulated deficit of $22,067,802 and a shareholders' deficit of
$101,225.    Although the Company has reduced its operating expenses through the assignment of the North American retail channel to Cintech which has allowed the Company to focus its efforts on licensing of the product to other third party manufacturers, which entails significantly lower expenditures and has the potential for increasing the Company's revenues through establishment of possible new sources of income, the Company does not believe that the Cintech agreement, by itself, will be sufficient to provide for the continued viability and operations of the Company. See "Business - Strategic Alliances and Market Reception."

         In any case, the absence of a significant level of sales of the Company's products, either as standalone retail units or incorporated into third party products will cause the Company to continue to generate significant losses. There is no assurance that the Company's operations will be successful or will be profitable in the future.

         NEED FOR ADDITIONAL CAPITAL

         The Company's cash on hand as of March 31, 1997 was $5,000, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations unless adequate revenues from sales and licensing of the Company's OCTuS PTA product line develop, of which there can be no assurance. While operations to date are being funded by loans from Basic Research Corporation ("Basic Research"), a subsidiary of Advanced Technologies International, Ltd. ("ATI"), one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital or loans and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital or loans when and as needed, it could be forced to curtail operations or cease business activities altogether.

         RESTRUCTURING OF OPERATIONS

         The Company undertook a substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of March 31, 1994) to one employee (as of March 31, 1997) as well as relocation of its headquarters to another facility with lower operating costs. See Item 2, "Description of Property." In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Donald O. Aldridge, a director of the Company since June 1995, was appointed Chairman of the Board of the Company in October 1995. In June 1996, the Company sold to ATI 250,000 shares of Series C Preferred Stock (which votes with the Company's Common Stock with each share of Series C Preferred Stock having ten votes) for $150,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an additional exercise price of $0.43 per share.

         Although this restructuring effected a major reduction in the Company's operating expenses, the Company's cash on hand continues to be insufficient to meet its present operating expenses. Without a substantial increase in revenues, the Company will be required to make additional reductions in expenses, which will affect the Company's ability to continue its operations.

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

         In addition, because the computer industry is characterized by rapid technological change, there can be no assurance that the Company's products will not be rendered obsolete as a result of technological developments before or after their introduction. The Company's limited resources have impaired the Company's ability to quickly introduce its new products, continually improve such products and develop other products in order to compete effectively in this industry. Accordingly, there is no assurance that the Company will be able to complete the development of such new products or improvements on a timely basis, if at all.

         MARKETING/DEPENDENCE ON OTHERS FOR DISTRIBUTION

         In order to generate significant revenues from OCTuS PTA, the Company must generate sufficient royalty income from Cintech as well as successfully implement a program to license the product to companies in the personal computer and telecommunications industry for incorporation into their respective products.

         DEPENDENCE ON THIRD PARTY SOFTWARE

         The Company's products are designed for use with Microsoft(R) Windows(TM). Although the product functions with Windows 95, the Company will likely have to revise its product for use with newer versions of that product as well as for each different combination of computers and telephone systems. In addition, since the Company's products will operate in conjunction with these other operating systems and applications, changes to such systems will require the Company to adapt its products accordingly. The Company's ability to perform such ongoing development has been impaired by its present financial condition and there can be no assurance that the Company will be capable of conducting any such improvements, which could affect the Company's ability to continue as a going concern.

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

         The market price of the Common Stock, Units, and Warrants, like that of the securities of many other high technology companies, has been highly volatile. Factors such as fluctuation in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments in the Company's strategic alliances with other companies, and general market conditions may have a significant effect on the market price of the Common Stock, Units, and Warrants. See table in Part II,
Item 5, "Market for Common Equity and Related Stockholder Matters."

         SHARES ELIGIBLE FOR FUTURE SALE

         Sales of substantial amounts of the Common Stock in the public market could have an adverse effect on the price of the publicly-traded Units, Common Stock and the Warrants and could potentially adversely affect the Company's ability to raise additional funds. At December 31, 1996, 189,799 stock options held by Mr. Belden at the time of the January 1993 initial public offering, are subject to a lockup agreement with RAS Securities Corp., the underwriter of the initial public offering, whereby such persons have agreed not to sell, contract to sell, or otherwise dispose of such shares of Common Stock, without the consent of RAS Securities Corp., until the date the Company has $1.0 million or more in earnings after taxes in any fiscal year as certified by the Company's independent accountants.


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

ITEM 2.  DESCRIPTION OF PROPERTY.

         In October, 1996, the Company moved its offices to a 400 square foot office suite in an area of northern San Diego known as the "Golden Triangle". The new facility is approximately eight miles north of the Company's former
site in Kearny Mesa.   The Company occupies this space on a month-to-month
basis for approximately $100 per month.   The Company  subleased the former
Kearny Mesa facility, a 500-square foot space, between July 1995 and October 1996 from the primary tenant of such facility, which was an unrelated third party. The sublease was on a month-to-month basis, with a lease payment of approximately $270 per month. From April 1995 to July 1995, the Company was situated in a 12,400 square foot facility in the Clairemont Mesa section of San Diego. The Company occupied these premises from on a month-to-month basis as well, with a monthly lease payment of $2,500.

         From April 1994 to April 1995, the Company's headquarters were located in 13,240 square-foot space in a commercial area of San Diego known as Sorrento Mesa. This site was immediately adjacent to a 45,000 square foot facility which served as the Company's headquarters from 1988 to 1994. The Company's monthly lease and expense payments (which included common area maintenance, taxes and insurance costs passed on to the Company by the landlord) on the
13,240 square-foot facility were approximately $11,200.   The Company
negotiated an agreement with the landlord of that facility to permit the leasing of the premises to an unrelated third party, beginning in April 1995. In the event such third party's tenancy terminates prior to the termination of the Company's lease in February 1998, the Company will have the option to re-occupy or sublet the premises for the remainder of the Company's lease term unless the landlord elects to terminate the Company's lease, in which event the Company would be completely released from any further obligations under its lease for such premises.

  The Company does not maintain any other leases for office space and owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock, Units and Warrants were quoted on the Nasdaq Small-Cap Market under the symbols OCTS, OCTSU and OCTSW, respectively, upon completion of the Company's initial public offering on January 15, 1993
until February 1, 1995.   On February 1, 1995, the Company's securities were
delisted from the Nasdaq Small-Cap Market due to the Company's inability to meet that market's minimum capital and surplus requirements. Since February 1, 1995, the Company's securities have been traded on the OTC Bulletin Board (the "pink sheets").

         Set forth below are the ranges of high and low bid prices for the Common Stock as reported by Nasdaq since the commencement of trading on January 18, 1993 through March 31, 1997. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.

                                                          COMMON STOCK
              QUARTER ENDED                                   HIGH                              LOW
              -------------                               ------------                         -----
              March 31, 1993(1)                               5-5/8                            3-3/8
              June 30, 1993(1)                                6-1/2                            4-1/8
              September 30, 1993(1)                           7-3/4                            4-1/4
              December 31, 1993(1)                            9-1/2                            6-5/8
              March 31. 1994(1)                               8-3/4                            5-1/2
              June 30, 1994(1)                                  6                              2-3/8
              September 30, 1994(1)                          3-3/16                            1-1/4
              December 31, 1994(1)                            2-1/2                            1-3/8

              March 31, 1995(2)                                5/8                              7/16
              June 30, 1995(2)                                 1/2                              1/8
              September 30, 1995(2)                           17/32                            15/32
              December 31, 1995(2)                            3/16                              3/32
              March 31, 1996(2)                               5/16                              5/32
              June 30, 1996(3)                                 3/4                              3/16
              September 30, 1996(3)                           7/16                              3/16
              December 31, 1996(3)                            5/16                              3/16
              March 31, 1997(3)                                1/4                              1/16

(1) Monthly Statistical Reports, January 1993 through December 1994 prepared by the Nasdaq Stock Market.

(2)      Compuserve Stock Quotes, 1995
(3)      America Online Stock Quotes, 1996

          On March 25, 1997, the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.156 per share.

         The Company has never declared or paid cash dividends on its Common Stock and has no current intention to declare or pay any dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business.

         As of March 31, 1997, there were approximately 900 holders of the Company's Common Stock, and one holder of the Company's Series C Preferred Stock, the Company's only outstanding classes of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This information should be read in conjunction with the unaudited financial statements and notes thereto which begin on page F-1 of this report for the years ended December 31, 1996 and 1995, respectively.

OVERVIEW

         OCTuS was incorporated in 1983 to develop a low cost controller for laser printers. By the end of 1985, the Company had developed a laser printer controller with a proprietary page description language which it incorporated into laser printers and marketed under the LaserPro(R) trademark. The Company was also licensing its laser printer controller technology. This strategy produced increasing sales and profits until mid-1989 when profits began to decline primarily as a result of low margins and other competitive reasons caused by the high cost of the necessary component parts in relation to the competitive market price and the dominant market position of larger high-volume competitors. Although there is no assurance, the Company does not expect the foregoing factors to significantly affect the OCTuS PTA line of products because software products do not rely so heavily on component parts supplied by other manufacturers. While royalties from printer licensing agreements provided working capital, the Company began to suffer operating losses in 1989, which have continued through the present.

         In early 1991, the Company began shifting its emphasis from laser printer controller products to the development of its new product line. Since 1991, the Company has made significant changes to its business, management and operations. However, until September 1993, substantially all of the Company's revenues were derived from business activities involving the Company's laser
printer technology and technology licensing agreements.    In September 1993,
the Company sold substantially all of the assets and inventory of the laser
printer business to National Computer Systems, Inc. ("NCS").    Since that
time, the Company has not generated significant revenues from sales of its OCTuS PTA product due to poor product sales and lack of broad market
acceptance.   As a result, in 1994, the Company was required to significantly downsize its staff and reduce its operating expenses, which continued into
1995.   See Part I, "Description of Business," "-- Employees," and "--Factors
Which May Affect Future Results," "---Restructuring of Operations."

         In March 1995, the Company engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. Since that time, the Company has focused its efforts on the licensing of its OCTuS PTA technology to third parties for incorporation by such parties into their own respective product lines. Although several companies have expressed interest in licensing the Company's technology, no significant licensing arrangements have been entered into to date, nor can there be any assurance that the revenue from any such licensing agreements will be sufficient to sustain the Company's operations. In such case, the Company may be required to curtail business altogether. See Part I, "Description of Business," "--OCTuS PTA", "--Strategic Alliances and Market Reception," and "--General Distribution Strategy."

         The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 1996 and December 31, 1995; and the calendar years ended December 31, 1995 and December 31, 1994.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         The following table sets forth certain revenue and expense classifications as a percentage of revenues:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                               1996                     1995
Revenues:
   Net sales                                                     ---                    21.2%
   Royalties and technology income                            100.0%                    62.5%
     Income from release agreement                                                      16.1%
   Interest                                                      ---                      .2%
                                                  ---------------------------------------------
                                                              100.0%                   100.0%
                                                  ---------------------------------------------
Costs and expenses:
  Cost of sales                                                  ---                    12.8%
  Selling, general and administrative                         498.8%                    47.8%
  Interest                                                     14.8%                      .2%
                                                  ---------------------------------------------
                                                              513.6%                    60.8%
                                                  ---------------------------------------------
Gain (Loss) before income taxes                            (433.39%)                    39.2%
Income tax benefit                                             20.6%                     2.3%
Net income (loss) before extraordinary item                (412.79%)                    41.5%
Extraordinary item                                             30.7%                     3.3%
Net income (loss)                                          (382.11%)                    44.8%
                                                  ---------------------------------------------
Cost of sales as a percent of net sales                          ---                    60.3%
                                                  ---------------------------------------------



CALENDAR YEAR 1996 COMPARED TO CALENDAR YEAR 1995

         NET SALES. There were no net sales for the year ending December 31, 1996, compared with $317,000 for the same period in 1995. This decrease is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing. A substantial portion of the 1995 net sales was due to revenue received by the Company from Cintech Tele-Management Systems, Inc. ("Cintech") with respect to Cintech's purchase of the Company's retail OCTuS PTA inventory pursuant to an agreement executed with the Company
in March 1995.   In addition, in September, 1995, the Company executed a
license agreement with Ascom Telecommunications Limited of the United Kingdom ("Ascom") whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the
European market.   In connection with that agreement, Ascom agreed to pay the
Company $65,000 in order to develop the modified version of the product. To date, the Company has received $55,000 of such amount. It should be noted, however, that although the above-referenced agreements provide for payment of royalties to the Company by the aforementioned licensees with respect to OCTuS PTA units manufactured and distributed by them, no such royalties have been earned by the Company to date and there can be no assurance that substantial royalties will develop from these sources (or under any other similar licensing arrangements which have yet to be established), if at all.

         ROYALTY AND TECHNOLOGY INCOME. Royalty and technology income decreased $885,720, or 94.7%, from $935,720 for the fiscal year ending December 31, 1995 to $50,000 for the fiscal year ending December 31, 1996. The royalty revenue for the year ending December 31, 1996 represents licensing payments the Company received from two licensee(s) with respect to the licensing of OCTuS PTA

         INTEREST INCOME. There was no interest income for the fiscal year ending December 31, 1996, compared with $3,432, for the prior year ended December 31, 1995, representing a decrease of $3,432, or 100%. The decrease resulted from the Company's use of cash to on hand to fund operating expenses in the fiscal year ending December 31, 1996 and lack of cash reserves due to poor operating cash flow.

         COST OF SALES. There was no cost of sales for the fiscal year ending December 31, 1996, compared with $191,000 for the fiscal year ending December 31, 1995. Cost of sales as a percentage of net sales for the fiscal year ending December 31, 1996 was zero compared to 60.3% for the fiscal year ending December 31, 1995. The decrease relates to lack of product sales in the fiscal year ending December 31, 1996 as compared to the fiscal year ending December 31, 1995 and resultant lower inventory requirements.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for calendar year 1996 decreased $452,537, from $701,913 in the fiscal year ending December 31, 1995 to $249,376 in the fiscal year ending December 31, 1996. The decrease of 64.5% reflects primarily a lack of significant sales which resulted in the Company expending its limited cash resources in order to fund operating expenses.

         RESEARCH AND DEVELOPMENT. There were no significant research and development expenses for the fiscal years ending December 31, 1996 and 1995; as such, these expenses were recorded as general and administrative expenses for the fiscal year ending December 31, 1996 and 1995. Research and development
expenses in the fiscal year ending December 31, 1994 were $2,347,000.   The
decrease reflects the Company's curtailment of resources with respect to the development of its OCTuS PTA product line as the product transitioned from
development to marketing stage.   In addition, due to reduced capital
resources, the Company eliminated or suspended certain future projects and eliminated its research and development staff.

         NET LOSS/GAIN. The Company experienced a net loss of $191,056 for the fiscal year ended December 31, 1996. However, net gain for the fiscal year ended December 31, 1995 was $670,000. It should be noted that the net gain recorded for the fiscal year ended December 31, 1995 primarily reflects one-time receipts of revenue by the Company in connection with its transition from a sales and marketing company to a licensing organization as well as a reduction in expenses associated with substantial reductions in force and other operating costs necessitated by lack of significant product sales and resultant decreases in available cash resources.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

         The following table sets forth certain revenue and expense classifications as a percentage of revenues:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                             1995                     1994
Revenues:
   Net sales                                                 21.2%                     8.0%
   Royalties and technology income                           62.5%                    86.0%
    Income from release agreement                            16.1%                      ---
   Interest                                                    .2%                     6.0%
                                                ---------------------------------------------
                                                              100%                     100%
                                                ---------------------------------------------
Costs and expenses:
  Cost of sales                                             12.8%%                    24.5%

  Selling, general and administrative                        47.8%                   329.6%
  Research and development                                     ---                   194.0%
  Interest                                                     .2%                     1.2%

                                                       -----------------------------------------
                                                                60.8%                  549.3%
                                                       -----------------------------------------
Gain (Loss) before income taxes                                 39.2%                 (449.3%)
Income tax benefit                                               2.3%                      ---
                                                       -----------------------------------------
Extraordinary item                                               3.3%                      ---
Net income (loss)                                               44.8%                 (449.3%)
                                                       =========================================
Cost of sales as a percent of net sales                         60.3%                   306.2%
                                                       =========================================

CALENDAR YEAR 1995 COMPARED TO CALENDAR YEAR 1994

         NET SALES. Net sales for the year ending December 31, 1995 were $317,000 representing an increase of $220,000, or 226.8% from the $97,000 for the same period in 1994. A substantial portion of this increase was due to revenue received by the Company from Cintech Tele-Management Systems, Inc. ("Cintech") with respect to Cintech's purchase of the Company's retail OCTuS PTA inventory pursuant to an agreement executed with the Company in March 1995. In addition, in September, 1995, the Company executed a license agreement with Ascom Telecommunications Limited of the United Kingdom ("Ascom") whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market. In connection with that agreement, Ascom agreed to pay the Company $65,000 in order to develop the modified version of the product. To date, the Company has received $55,000 of such amount. It should be noted, however, that although the above-referenced agreements provide for payment of royalties to the Company by the aforementioned licensees with respect to OCTuS PTA units manufactured and distributed by them, no such royalties have been earned by the Company to date and there can be no assurance that substantial royalties will develop from these sources (or under any other similar licensing arrangements which have yet to be established), if at all.

         ROYALTY AND TECHNOLOGY INCOME. Royalty and technology income decreased $106,000, or 10.2%, from $1,041,000 for the fiscal year ending December 31, 1994 to $935,000 for the fiscal year ending December 31, 1995. Such royalty and technology income was earned primarily from a single licensee, which, at the time the payments were made, was a shareholder of the Company. The Company negotiated a $3,000,000 gross lump sum prepayment with the licensee in September 1992. As a result, no further royalty payments will be made to the Company under the agreement. The royalty revenue for the year ending December 31, 1995 represents the pro rata recognition of the prepayment for the year. The Company amortized this payment up through August 1995, when the original license agreement expired.

         INTEREST INCOME. Interest income for the fiscal year ending December 31, 1995 was $3,000, representing a decrease of $69,000, or 95.8% from the $72,000 received for the comparable period for the fiscal year ending December 31, 1994. The decrease resulted from the Company's use of cash to on hand to fund operating expenses in the fiscal year ending December 31, 1995 and lack of cash reserves due to poor operating cash flow.

         COST OF SALES. Cost of sales for the fiscal year ending December 31, 1995 of $191,000 represents a decrease of $106,000, or 35.7%, from $297,000 for the fiscal year ending December 31, 1994. Cost of sales as a percentage of net sales for the fiscal year ending December 31, 1995 was 60.3% compared to --117.5% (after adjusting for inventory provisions) for the fiscal year ending December 31, 1994. The decrease relates primarily to lack of significant product sales in the fiscal year ending December 31, 1995 as compared to the fiscal year ending December 31, 1994 and resultant lower inventory requirements. In addition, the Company took certain inventory writedowns of its computer-telephony inventory due to low product sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for calendar year 1995 decreased 82.1%, from $3,989,000 in the fiscal year ending December 31, 1994 to

$715,000 in the fiscal year ending December 31, 1995. The decrease of $3,274,000 reflects primarily a shift in expenses related to significant restructuring and downsizing of the Company which took place during the 1994 and 1995 calendar years due to lack of significant sales which resulted in the Company expending its limited cash resources in order to fund operating expenses.

         RESEARCH AND DEVELOPMENT. There were no significant research and development expenses for the fiscal year ending December 31, 1995; as such, these expenses were recorded as general and administrative expenses for the fiscal year ending December 31, 1995. Research and development expenses in the
fiscal year ending December 31, 1994 were $2,347,000.   The decrease reflects
the Company's curtailment of resources with respect to the development of its OCTuS PTA product line as the product transitioned from development to
marketing stage.   In addition, due to reduced capital resources, the Company eliminated or suspended certain future projects and eliminated its research and development staff.

         NET GAIN. Net gain for the fiscal year ended December 31, 1995 was $670,000, as compared to a net loss of $5,437,000 for the same period in 1994. The net change of $6,107,000, or 112.3%, primarily reflects one-time receipts of revenue by the Company in connection with its transition from a sales and marketing company to a licensing organization as well as a reduction in expenses associated with substantial reductions in force and other operating costs necessitated by lack of significant product sales and resultant decreases in available cash resources. As such, there is no assurance that such revenue will continue to be received by the Company, and it is unlikely that such net gains will continue to be posted.

         LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS

         As of December 31, 1996 the Company had significant tax credit and research carryforwards for federal tax reporting purposes which expire through 2008. Additionally, the Company has federal and state net operating loss carryforwards, expiring through 2008. Because of a substantial change in the Company's ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carryforwards generated prior to the Company's initial public offering.

         LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1996 the Company incurred a net loss of $191,056. The Company's operating and investing activities used cash of $210,437. Cash on hand as of March 31, 1997 was $5,000. Cintech has not indicated whether it will renew its royalty agreement in 1997. The Cintech agreement notwithstanding, management believes that without an influx of significant new revenues from the licensing of the Company's products, the Company's cash on hand and revenues from operations will not be sufficient to sustain its operations in 1997. Although the Company has actively been pursuing such licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to ATI 250,000 shares of Series C Preferred Stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $150,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. The Company currently has been meeting its additional liquidity needs through loans from Basic Research. The loan balance has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether. See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."

ITEM 7.  FINANCIAL STATEMENTS.

         The full text of the Company's unaudited financial statements for the fiscal year ended December 31, 1996 begins on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 19, 1996, Price Waterhouse LLP resigned as the Company's independent accountants. The Company's Board of Directors accepted Price Waterhouse LLP's resignation at a Board Meeting on February 27, 1996.

         The report of Price Waterhouse LLP on the Company's financial statements as of and for the years ended December 31, 1994 and 1993 contained an explanatory paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern. Such report, which was dated May 4, 1995, contained no adverse opinion or disclaimer of opinion and, except for such explanatory paragraph, was not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with audits for the two most recent fiscal years and through February 19, 1996, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused Price Waterhouse LLP to make reference thereto in their report on the financial statements for such years.

         On March 12, 1996, the Company's Board of Directors engaged Hollander, Gilbert & Co. as the Company's principal accountant to audit its financial statements.

                                   PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Directors and Executive Officers" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 which information is incorporated herein.

Item 10. Executive Compensation.

         Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 which information is incorporated herein.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's difinitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 which information is incorporated herein.

Item 12. Certain Relationships and Related Transactions.

         Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's difinitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 which information is incorporated herein.

Item 13. Exhibits and Reports on Form 8-K

         (a)    See Exhibit List and Exhibits, beginning on page __.

         (b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                  OCTuS, INC.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                        OCTuS, INC.


Date:   March 26, 1997                  /s/ John C. Belden
                                        _______________________________________
                                            John C. Belden
                                        President & CEO/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 26, 1997.

Signature                     Title                                        Date
_________                     _____                                        ____

/s/John C. Belden             President (Principal Executive Officer,      March 26, 1997
________________________      Principal Financial and Principal
John C. Belden                Accounting Officer) Director, and
                              Chairman of the Board

/s/Donald O. Aldrige          Director                                     March 26, 1997
________________________
Donald O. Aldrige

/s/Robert A. Freeman          Director                                     March 26, 1997
________________________
Robert A. Freeman

/s/Gilbert Holloway           Director                                     March 26, 1997
________________________
Gilbert Holloway

/s/Lucille Lansing            Director                                     March 26, 1997
________________________
Lucille Lansing

/s/Lawrence Taggart           Director                                     March 26, 1997
________________________
Lawrence Taggart

                                 EXHIBIT INDEX

                                                                                         SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER                            DESCRIPTION                                                PAGE
------                            -----------                                                ----
3.1              Amended and Restated Articles of Incorporation                               *
3.1.1            Certificate of Determination of Preferences of Series C Preferred
                 Stock of OCTuS, Inc.                                                         o
3.2              Amended Bylaws                                                               f
9                Irrevocable Proxy from Tokyo Electric Co., Ltd. (included in Exhibit
                 10.26.1)                                                                     *
10.3             Sample Warrant                                                               *
10.4             Amended and Restated 1987 Nonstatutory Stock Option Plan                     s
10.5             Form of Stock Option Agreement, Non-Qualified Options,
                 1987 Plan                                                                    *
10.6             Amended and Restated 1988 Nonstatutory Stock Option Plan                     s
10.7             Form of Stock Option Agreement, Non-Qualified Options, 1988
                 Plan                                                                         *
10.8             Amended and Restated 1992 Key Executive Stock Purchase Plan                  *
10.9             Lease dated April 7, 1995 by and between Mistck Investment Group and OCTuS, Inc. for 8352 Clairemont Mesa Boulevard, San Diego,
                 CA 92111                                                                     _
10.10            Standard Industrial Net Lease dated July 29, 1994 by and between
                 Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes
                 Canyon Road , Suite A, San Diego CA 92121                                    s
10.11            Lease Surrender Agreement dated April 8, 1995 (as amended May 31,
                 1995), by and between Sorrento Corporate Center and OCTuS, Inc., for
                 9944 Barnes Canyon Road, Suite A, San Diego, CA 92121                        _
10.12            Employment Agreement dated June 1, 1992 by and between OCTuS,
                 Inc. and John C. Belden, as amended May 14, 1993 and February 16,
                 1995                                                                         #
10.16            Form of Indemnification Agreements entered into by and between
                 OCTuS, Inc. and its officers and directors                                   *
10.17            Agreement by and between Maroon Bells Capital Partners, Inc. and
                 OCTuS, Inc. dated January 19, 1995                                           #
10.18            Agreement dated September 8, 1992 by and between Kyocera
                 Corporation and OCTuS, Inc.                                                  *
10.19            Memorandum dated February 4, 1992 by and between OCTuS, Inc.
                 and Tokyo Electric Co., Ltd.                                                 *
10.19.1          Agreement and Release dated as of December 31, 1991 by and
                 between OCTuS, Inc. and Tokyo Electric Co., Ltd.                             *
10.19.2          New Shares Agreement dated as of December 31, 1991 by and
                 between OCTuS, Inc. and Tokyo Electric Co., Ltd.                             *
10.19.3          License Agreement dated as of December 31, 1991 by and between
                 OCTuS, Inc. and Tokyo Electric Co., Ltd.                                     *
10.19.3.1        TEC/OASYS License Agreement - 01, dated August 22, 1986 by and
                 between Office Automation Systems, Inc. and Tokyo Electric Co., Ltd.         *
10.19.3.2        Agreement dated August 22, 1986 by and between Tokyo Electric
                 Co., Ltd. and Office Automation Systems, Inc.                                *
10.20            401(k) Plan Document
10.23            Form of Unit Certificate                                                     *
10.24            Directors 1993 Stock Option Plan                                             s
                 Form of Stock Option Agreement, Non-Qualified Options, 1993
                 Directors Stock Option Plan                                                  v
10.25            Warrant, Caledonian European Securities Ltd., dated July 15, 1993

                                                                                         SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER                            DESCRIPTION                                                PAGE
------                            -----------                                                ----
10.26            Warrant, Neil Haverty, dated July 15, 1993                                   v
10.27            Warrant, Maroon Bells Capital Partners, Inc., dated July 15, 1993            v
10.28            Promissory Note of Nolan K. Bushnell, dated as of February 8, 1993,
                 payable to OCTuS, Inc.                                                       v
10.28.1          Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS, Inc.,
                 dated February 8, 1993, as amended October 7, 1993                           v
10.31            Purchase and Sale Agreement dated September 14, 1993 by and
                 between OCTuS, Inc. and National Computer Systems, Inc.                      v
10.31.1          Letter Agreement dated January 26, 1995 by and between OCTuS, Inc.
                 and National Computer Systems, Inc.                                          #
10.34            Product Development and License Agreement dated November 10, 1993 by and between OCTuS, Inc. and Spectrum Signal Processing, Inc., as
                 amended November 14, 1994                                                    v
10.35            Purchase and License Agreement dated March 7, 1995 by and between
                 Cintech Tele-Management Systems, Inc. and OCTuS, Inc., as amended
                 May 16, 1995                                                                 _
10.36            Product Development and License Agreement dated September 5, 1995
                 by and between Ascom Telecommunications Limited and OCTuS, Inc.              f
10.37            Promissory Note dated December 1, 1995 from OCTuS, Inc. to Maroon
                 Bells Capital Partners, Inc.                                                 _

10.38            Stock and Warrant Purchase Agreement dated June 24, 1996 by and
                 between OCTuS, Inc. and Advanced Technologies International, Ltd.            o
10.39            Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced
                 Technologies International, Ltd. dated June 24, 1996                         o
10.40            Agreement dated as of August 8, 1996 relating to settlement of claims among OCTuS Parties and RAS/TAG Parties
11               Statements re: computation of (loss) earnings per share and shares
                 used in per share calculation                                                _

16.1             Letter dated March 13, 1996 from Price Waterhouse to the Securities
                 and Exchange Commission                                                      k

27.1             Financial Data Schedule

* Incorporated by reference from the Company's Form S-1, as amended, bearing the SEC registration number 33-51862, which was declared effective January 15, 1993.

v Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1993.

s Incorporated by reference from the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1, bearing the SEC registration number 33-51862, which was declared effective January 6, 1995.

# Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1994 filed with the SEC April 17, 1995.

_ Incorporated by reference from the Company's amended Annual Report on Form 10-KSB/A for the calendar year ended December 31, 1994 filed with the SEC July 6, 1995.

f Incorporated by reference from the Company's Quarterly Report on Form10-QSB for the period ended September 30, 1995 filed with the SEC November 13, 1995.

v Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1996. Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1996 filed with the SEC on April 30, 1996.

o Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996 filed with the SEC on August 12, 1996.

                         INDEX TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1995 AND 1996


Report of Independent Auditors                                                            F-1

Balance Sheets as of December 31, 1995 and 1996                                           F-2

Statements of Operations -                                                                F-3
   Years Ended December 31, 1995 and 1996

Statement of Changes in Shareholders' Deficiency -                                        F-4
   Years Ended December 31, 1995 and 1996

Statements of Cash Flows -                                                                F-5
   Years Ended December 31, 1995 and 1996

Notes to Financial Statements                                                             F-6

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
OCTuS, Inc.

We have audited the accompanying balance sheets of OCTuS, Inc. as of December 31, 1995 and 1996, and the related statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 1995 and 1996, and the results of operations, shareholders' deficiency and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $146,507 and a shareholders' deficiency of $141,281 as of December 31, 1996. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           Hollander, Gilbert & Co.


Los Angeles, California
March 11, 1997

                                  OCTUS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996

                                                                                            1995                1996
                                                                                     ----------------    ----------------
                                                                     ASSETS
CURRENT ASSETS
   Cash                                                                              $          2,593    $         12,902
   Receivables                                                                                 12,275
   Prepaid expenses and other                                                                     752
                                                                                     ----------------    ----------------
       TOTAL CURRENT ASSETS                                                                    15,620              12,902

PROPERTY AND EQUIPMENT, Net (Note 3)                                                           13,475               5,226
                                                                                     ----------------    ----------------
                                                                                     $         29,095    $         18,128
                                                                                     ================    ================

                                                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                                                  $         83,667    $         28,636
   Accrued liabilities                                                                         11,565              23,891
   Convertible note payable (Note 5)                                                                               25,000
   Advances payable (Note 5)                                                                                       70,000
   Current portion of capitalized lease obligations (Note 10)                                   3,466               1,882
   Due to officer                                                                               4,050
   Unearned royalty                                                                                                10,000
                                                                                     ----------------    ----------------
       TOTAL CURRENT LIABILITIES                                                              102,748             159,409
NONCURRENT LIABILITIES
   Convertible note payable (Note 5)                                                           25,000
   Capitalized lease obligations,
     net of current portion (Note 10)                                                           2,572
                                                                                     ----------------    ----------------
       TOTAL LIABILITIES                                                                      130,320             159,409
                                                                                     ----------------    ----------------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' DEFICIENCY (Notes 6 and 7)
   Preferred Stock - authorized 2,000,000
     shares, issued and outstanding
     250,000 shares                                                                                               151,000
   Common Stock - no par value;
     authorized 20,000,000 shares,
     issued and outstanding 4,222,922 shares                                               21,966,577          21,966,577
   Accumulated deficit                                                                    (22,067,802)        (22,258,858)

       TOTAL SHAREHOLDERS' DEFICIENCY                                                        (101,225)           (141,281)
                                                                                     ----------------    ----------------
                                                                                     $         29,095    $         18,128
                                                                                     ================    ================

                                  OCTUS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                                            1995                1996
                                                                                     ----------------    ----------------
REVENUES
   Net sales                                                                         $        316,828    $
   Royalties and technology income (Notes 1 and 4)                                            935,720              50,000
   Income from release agreement (Note 1)                                                     239,693
   Interest                                                                                     3,432
                                                                                     ----------------    ----------------
       TOTAL REVENUES                                                                       1,495,673              50,000
                                                                                     ----------------    ----------------
COSTS AND EXPENSES
   Cost of sales                                                                              190,726
   Selling, general and administrative                                                        701,913             249,376
   Depreciation and amortization                                                               14,138               9,902
   Interest                                                                                     2,581               7,423
                                                                                     ----------------    ----------------
       TOTAL COSTS AND EXPENSES                                                               909,358             266,697
                                                                                     ----------------    ----------------
NET INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                                                      586,315            (216,697)
INCOME TAX BENEFIT (Note 9)                                                                    33,700              10,300
                                                                                     ----------------    ----------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                   620,015            (206,397)

EXTRAORDINARY ITEM - Gain from forgiveness of debt,
  net of income taxes of $33,700 and $10,300 in 1995
  and 1996, respectively (Note 11)                                                             50,375              15,341
                                                                                     ----------------    ----------------
NET INCOME (LOSS)                                                                    $        670,390    $       (191,056)
                                                                                     ================    ================
PRIMARY EARNING (LOSS) PER COMMON SHARE
   Net income (loss) before extraordinary item                                       $            .15    $           (.05)
   Extraordinary gain                                                                             .01
                                                                                     ----------------    ----------------
   NET INCOME (LOSS)                                                                 $            .16    $           (.05)
                                                                                     ================    ================
AVERAGE NUMBER OF COMMON SHARES
  USED IN PRIMARY CALCULATIONS                                                              4,222,922           4,222,922
                                                                                     ================    ================
FULLY-DILUTED EARNINGS PER COMMON SHARE
   Net income before extraordinary item                                              $            .14
   Extraordinary gain                                                                             .01
                                                                                     ----------------
   NET INCOME                                                                        $            .15
                                                                                     ================
AVERAGE NUMBER OF COMMON SHARES
  USED IN FULLY-DILUTED CALCULATIONS                                                        4,322,922                None
                                                                                     ================    ================

                                  OCTUS, INC.
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                          Preferred Stock              Common Stock
                                      ----------------------      ----------------------      Accumulated
                                       Shares       Amount         Shares       Amount           Deficit       Amount
                                      -------      ---------      ---------   ----------     -------------   ---------
BALANCE, DECEMBER 31, 1994                                        4,222,922    21,966,577    $(22,738,192)   $(771,615)

Net income                                                                                        670,390      670,390
                                      -------      ---------      ---------   ----------     -------------   ---------

BALANCE, DECEMBER 31, 1995                                        4,222,922       21,966,577  (22,067,802)    (101,225)

Issuance of preferred stock           250,000       151,000                                                    151,000

Net loss                                                                                         (191,056)    (191,056)
                                      -------      ---------      ---------   ----------     -------------   ---------
BALANCE, DECEMBER 31, 1996            250,000      $ 151,000      4,222,922   $21,966,577    $(22,258,858)   $(141,281)
                                      =======      =========       ========   ==========     =============   =========

                                  OCTUS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                                            1995                1996
                                                                                     ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                 $        670,390    $       (191,056)
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
       Depreciation and amortization                                                           14,138               9,902
       Gain on disposal of property and equipment                                             (64,084)             (5,629)
       Gain from forgiveness of debt                                                          (84,075)            (25,641)
       Officer loan charged to compensation                                                    54,000
       Changes in operating assets and liabilities:
         Receivables                                                                             (278)             12,275
         Inventories                                                                          138,655
         Prepaid expenses and other                                                            46,638                 752
         Deposits and other                                                                    47,349
         Accounts payable                                                                      22,698             (29,390)
         Accrued liabilities                                                                 (400,922)             12,326
         Advances for undelivered product                                                    (239,693)
         Deferred revenue                                                                    (715,722)             10,000
                                                                                     ----------------    ----------------
          NET CASH USED BY OPERATING ACTIVITIES                                              (510,906)           (206,461)
                                                                                     ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property and equipment                                                     (5,399)             (3,368)
   Proceeds from disposition of fixed assets                                                   81,797               7,344
                                                                                     ----------------    ----------------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                                            76,398               3,976
                                                                                     ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of capital leases                                                                 (21,219)             (4,156)
   Proceeds from borrowings                                                                    25,000              70,000
   Loans from officers                                                                          4,050              (4,050)
   Proceeds from issuance of preferred stock                                                                      151,000
                                                                                     ----------------    ----------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                7,831             212,794
                                                                                     ----------------    ----------------
NET INCREASE (DECREASE) IN CASH                                                              (426,677)             10,309
CASH AT BEGINNING OF YEAR                                                                     429,270               2,593
                                                                                     ----------------    ----------------
CASH AT END OF YEAR                                                                  $          2,593    $         12,902
                                                                                     ================    ================
OTHER CASH INFORMATION
   Interest paid                                                                     $          2,581    $          4,923
                                                                                     ================    ================
   Interest received                                                                 $          3,432                 nil
                                                                                     ================    ================

                                  OCTUS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of the Business - OCTuS Inc. (the "Company") was formed as a California corporation in 1983. From incorporation to 1991, the Company's principal business activities involved the design, development and distribution of controllers for nonimpact printers and related laser printer products. In 1991, the Company became primarily engaged in the design, development, marketing and distribution of hardware and software products for use in the computer telephone integration (CTI) market. The Company's products are focused on the unification of the personal computer and the telephone in the office environment.

         In September 1993, the Company sold the assets and certain of the liabilities related to its printer products line to National Computer Services ("NCS") for approximately $900,000 and NCS assumed liabilities of approximately $200,000 for prepaid maintenance. NCS also agreed to pay OCTuS royalties for future sales of printer products for a five year period only to the extent that cumulative royalties exceed $258,000. The Company recognized a loss on the sale of the printer products line of $225,000. In February 1995, the Company and NCS negotiated a buy-out of the royalty requirement in exchange for $160,000.

         In February 1995, the Company entered into a three-year agreement with Cintech Tele-Management Systems, Inc. ("Cintech") granting Cintech exclusive rights to distribute the retail version of OCTuS PTA in North America. In connection with the agreement, Cintech also purchased all of the Company's retail OCTuS PTA inventory and obtained the rights to manufacture additional units of the product.

         In May 1995, Pacific Bell released the Company from all remaining obligations to deliver OCTuS PTA units to its customers under its product delivery agreement. This includes $239,693 of advance payments for undelivered products recorded as a liability on the Company's balance sheet at December 31, 1994.

         In the future, the Company hopes to license its products to outside parties for manufacturing and marketing.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Property and Equipment - Property and equipment are recorded at cost and depreciated over their estimated useful lives of two to five years using the straight-line method. Depreciation expense includes amortization of assets under capital lease arrangements.

         Revenue Recognition - Revenue from product sales is recognized when goods are shipped and royalties are recognized as earned over the respective contract terms.

         Research and Development - Research and development costs are expensed in the period incurred.

         Earnings (Loss) Per Common Share - Earnings (loss) per common share is based upon the weighted average number of common shares, including common share equivalents, outstanding during the periods. Common share equivalents, when anti-dilutive, are excluded from weighted average number of shares outstanding for all periods presented.

         Reclassifications - Certain 1995 balances have been reclassified to conform with current year's presentation.

         Effects of Recent Accounting Pronouncements - The Financial Accounting Standards Board (FASB) has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that the Company review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the

                                  OCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

         carrying amount of an asset may not be recoverable. SFAS No. 121 was effective for the Company's fiscal year beginning January 1, 1996.
         The adoption of this statement did not have a material impact on the Company's financial position or result of operations for the fiscal year ended December 31, 1996. The FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company was required to adopt SFAS No. 123 for the fiscal year beginning January 1996. This statement establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method and provide pro forma disclosures of net income and earnings per share as if the fair value accounting provisions of this statement had been adopted. The Company adopted only the disclosure requirements of SFAS No. 123; therefore such adoption had no effect on the Company's financial position or results of operations for the fiscal year ended December 31, 1996. Nonetheless, due to the limited volume of trading in the Company's Common Stock, such disclosures are not determinable by the Company.

2.       DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

         The Company incurred a net loss before extraordinary item of $206,397 for the year ended December 31, 1996, and has an accumulated deficit of $22,258,858 at December 31, 1996. Due to the Company's increasing capital constraints, management has focused its effort on licensing the Company's core technology and curtailing further research and development. Management believes that the potential establishment of revenue-generating license agreements, combined with potential additional financing, would enable it to meet the liquidity requirements of the Company; however, at present the Company has no commitments for significant licensing agreements and does not believe its current licensing agreements are sufficient to provide for the continued viability and operations of the Company. Furthermore, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should management be unable to enter into significant licensing agreements and obtain additional capital when and as needed, it could be forced to cease the Company's business activities altogether and liquidate the Company's net assets. Additionally, there is no assurance the Company will not require additional capital resources in the conduct of its planned business activities. In the absence of the establishment of significant revenue generating licensing agreements and general market acceptance of the Company's technology, there is no assurance that the Company will have the ability to continue as a going concern.

3.       PROPERTY AND EQUIPMENT

         Property and equipment was comprised of the following at December 31, 1995 and 1996:

                                                                                            1995               1996
                                                                                     ----------------    ----------------
            Computer equipment                                                       $         26,347    $         16,290
            Furniture and fixtures                                                             19,122              19,122
                                                                                     ----------------    ----------------
                                                                                               45,469              35,412
            Less accumulated depreciation and amortization                                    (31,994)            (30,186)
                                                                                     ----------------    ----------------
                                                                                     $         13,475    $          5,226
                                                                                     ================    ================

4.       RELATED PARTY BALANCES AND TRANSACTIONS

         Due from Officers - In 1993, the Company loaned $150,000 to Nolan K. Bushnell, then Chairman of the Board, with one year promissory notes payable to the Company executed at prime plus 1% in the amounts of $100,000 and $50,000, respectively. Both notes were secured by common stock in an unrelated company. In May 1995, the Company and Mr. Bushnell negotiated a settlement of the $100,000 note and accrued interest due from Mr. Bushnell for $30,000. The $30,000 was paid during 1995.

                                  OCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

         In October 1993, the Company loaned $50,000 to John Belden, Chairman of the Board (its then President), with a $50,000 one-year unsecured promissory note payable to the Company executed at the indexed rate for the Federal Home Loan Bank of San Francisco for the Eleventh Federal Home Loan Bank District plus 2%. In February 1995, the Company forgave the loan in consideration of Mr. Belden's agreement to a $75,000 reduction in his annual salary and a shortening of the term of his employment agreement with the Company by five months.

         Merger and Acquisition Consulting Agreement - In January 1995, the Company engaged Maroon Bells Capital Partners, Inc. ("MBC"), a company managed by Theodore Swindells, former director of OCTuS, to perform certain merger and acquisition consulting services for OCTuS. OCTuS agreed to pay MBC a specified percentage of the cash value of any transaction resulting from MBC's services (see Note 5).

         Royalty Income from Shareholder - In September 1992 the Company granted a perpetual non-exclusive and unlimited technology license, involving certain laser printer technology, to a shareholder with whom it had a pre-existing technology license agreement in exchange for a one-time royalty cash payment, net of foreign taxes, of $2.7 million. Royalty income from the license was recognized using the straight-line method over the remaining term of the technology license agreement which expired in August 1996. During the year ended December 31, 1995, royalty income of $685,732 was recognized pursuant to the agreement.

5.       NOTES AND ADVANCES PAYABLE

         On December 1, 1995, Maroon Bells Capital Partners, Inc. (Note 4) advanced $25,000 to the Company for working capital purposes. The note bears interest at 8% and is due with accrued interest on November 30, 1997. Additionally, the note may be converted at any time into shares of the Company's Common Stock at the rate of $.25 per share. The note also contains certain acceleration and anti-dilution clauses upon conversion. Maroon Bells was also granted 25,000 warrants with a nominal fair market value, to purchase the Company's Common Stock at a price per share of $.25. The warrants are for a five-year period.

         During November and December of 1996, an affiliate of the Company's Series C Preferred Stock holder advanced to the Company a total of $70,000 for working capital purposes. Such advances bear interest at 10% and are due and payable, with accrued interest, upon the Company receiving sufficient funds from the exercise of the common stock warrants held by the Series C Preferred Stock holder.

6.       SHAREHOLDERS' EQUITY

         Common Stock - On January 15, 1993, the Company completed an offering of 2,000,000 units at the initial public offering price of $6.00 per unit. Each unit consisted of one share of Common Stock, no par value, and one common stock purchase warrant.

         Each warrant entitles the registered holder to purchase one share of Common Stock from the Company until January 15, 1998. The holders of the warrants have certain anti-dilution protection upon the occurrence of certain events. Due to completion of a private offering of unregistered Common Stock in July 1994, the Company adjusted the exercise price of the warrants and the number of shares. Accordingly, the exercise price of one share of Common Stock purchased pursuant to each warrant decreased from $7.00 per share to $6.49 per share. In addition, the total number of warrants increased from 2,000,000 to 2,157,660.

         The Company's Common Stock, units and warrants were delisted from the NASDAQ Small-Cap Market as of February 1, 1995 due to the Company's inability to meet that markets minimum capital and surplus requirements. Since that time, the Company's securities have been trading on the OTC Bulletin Board.

         In connection with the initial public offering described above, the Company sold to the underwriter, for a nominal consideration, five year warrants to purchase Common Stock of the Company. The underwriter's warrants contain anti-dilution provisions providing for adjustment of the exercise price and the number and type of securities issuable upon exercise of the underwriter's warrants upon the occurrence of certain events. As of December 31, 1996, underwriter's warrants provide for the acquisition of 438,484 shares of the Company's Common Stock.

                                  OCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

         During 1995 and 1996, the Company also issued warrants to purchase the Company's Common Stock to a consultant (Note 5) and to the purchaser of the Company's Series C Preferred Stock in connection with the transaction described below.

         Preferred Stock - In July, 1996 the Company issued 250,000 of its Series C Preferred Stock and one five year warrant to purchase up to 3,000,000 shares of its Common Stock to one investor for a total investment of $151,000. With respect to the warrant, such shares may be exercised at a price of $0.43 par share. However, such exercise price is subject to adjustment from time to time as described in the warrant agreement. The Company has granted piggyback and demand registration rights to the investor with respect to the shares of Common Stock underlying such warrant. The Company has further agreed to nominate two (2) individuals designated by such investor to the Company's board of directors.

         The Series C Preferred Stock, as established by the Company, consists of a total of 250,000 shares and is senior in preference and priority in all manners whatsoever with respect to the Company's Common Stock and any and all classes of the Company's Preferred Stock. The holder of the Series C Preferred Stock is entitled to receive cumulative dividends at the annual rate of $0.036 per share payable in cash when, as and if declared by the Company's board of directors out of any funds legally available therefor. Such dividends shall accrue on a cumulative basis on each share of Series C Preferred Stock from day, to day, whether or not declared or paid. Such shares of Series C Preferred Stock shall not be convertible into Common Stock of the Company or any other of the Company's securities. The holder of each share of Series C Preferred Stock shall be entitled to 10 votes per share, entitled to vote on all matters which come before the Company's shareholders for which a vote is taken or any written consent of the Company's shareholders is solicited, such votes to be counted together with all other shares of the Company's securities having general voting power and not separately as a class. The Company has the right to call and redeem all (but not less than all) of the outstanding shares of Series C Preferred Stock for an aggregate price equal $0.63 per share of Series C Preferred Stock, plus any and all then accrued but unpaid dividends, provided however, that the Company shall have no right to call or redeem any shares of Series C Preferred Stock prior to June 30, 1999 without the express prior written consent of the holder of 100% of the then outstanding shares of the Series C Preferred Stock, which consent may be withheld or denied in the sole and absolute discretion of the holder of the Series C Preferred Stock for any reason or no reason whatsoever.

         Cumulative dividends, unpaid on Series C Preferred Stock amounted to $4,685 at December 31, 1996.

7.       STOCK OPTION PLANS

         The Company has various stock option plans and has reserved a total of 1,045,423 shares of common stock at December 31, 1996, for option grants to directors, officers, employees, consultants of the Company and any subsidiary or parent of the Company. Such options are generally granted at current values, vest over three to five years, and expire not more than five years from date of grant.

         Transactions under all stock option plans are summarized as follows:

                                                                                            Number of      Option Price
                                                                                              Shares         Per Share
                                                                                             --------     --------------
         Outstanding at December 31, 1994                                                     821,629     $1.13 - $ 8.57
            Options granted                                                                   100,000     $ .13 - $  .25
            Options expired                                                                  (528,767)    $1.13 - $ 8.57
                                                                                             --------     --------------
         Outstanding at December 31, 1995                                                     392,862     $ .13 - $ 6.38
            Options granted                                                                   200,000           $.25
            Options expired                                                                  (128,063)    $ .13 -   6.38
                                                                                             --------     --------------
         Outstanding at December 31, 1996                                                     464,799     $ .25 - $ 3.68
                                                                                             ========     ==============

         At December 31, 1996, options for 264,799 shares of Common Stock were exercisable under all option plans.

                                  OCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.       EMPLOYEE BENEFIT PLAN

         The Company has an Internal Revenue Code Section 401(k) savings and retirement plan to provide employees with retirement benefits through a program of regular savings supplemented by Company contributions. The Company's funding policy is to make matching contributions in a range from 0% to 100% of employee contributions, pursuant to the plan, up to a maximum of 6% of a participant's gross earnings. For the years ended December 31, 1995 and 1996, the Company made matching contributions to the plan of $6,000 and $4,400 respectively.

9.       INCOME TAXES

         There was no current provision for Federal or state income taxes in 1995 and 1996 due to taxable losses. Deferred tax assets at December 31, 1995 and 1996 are comprised of the following:

                                                                                            1995               1996
                                                                                     ----------------    ----------------
         NOL carryforwards                                                           $      8,529,700    $      8,736,400
         Foreign and research tax credits                                                   1,687,400           1,083,705
         Depreciation                                                                                               2,700
         Other                                                                                  2,700               1,300
                                                                                     ----------------    ----------------
                                                                                           10,219,800           9,824,100
            Less valuation allowance                                                      (10,219,800)         (9,824,100)
                                                                                     ----------------    ----------------
                                                                                     $      --           $      --
                                                                                     ================    ================

         As of December 31, 1996, the Company has federal net operating loss carryforwards of approximately $22,808,000, available to reduce future federal taxable income which expire through 2011. The Company also has foreign tax credit and research credit carryforwards for federal tax reporting purposes totalling approximately $881,000, which expire through 2008. Because of a substantial change in the Company's ownership resulting from the consummation of an initial public offering on January 15, 1993, an annual limitation of approximately $243,600 has been placed on the amount of tax credit and net operating loss carryforwards generated prior to the public offering which can be utilized.

         In certain circumstances which are specified in Section 382 of the Internal Revenue Code, a 50% or more ownership change to any combination of significant shareholders (those owning 5% or more of the Company's outstanding stock) of the Company during any three-year period would result in a limitation on the Company's ability to utilize its net operating loss carryforward and realize the benefit of future tax deductions. the last application of Section 382 was in connection with the initial public offering. Subsequent significant changes in ownership could trigger additional limitations on the utilization of the Company's operating loss carryforwards.

10.      COMMITMENTS AND CONTINGENCIES

         Facilities - During 1995, the Company relocated its headquarters resulting in a substantial reduction in its monthly rent. The current facility is occupied on a month-to-month basis.

         The Company leases certain equipment under noncancelable capital leases, which are included in property and equipment. Future minimum payments under capital leases were $1,882 as of December 31, 1996:

         Rent expense was $62,348 and $3,473 for the years ended December 31, 1995 and 1996, respectively.

         Employment Agreement - Effective July 17, 1996, the Board of Directors authorized and approved a two year Employment Agreement for its Chief Executive Officer, John Belden, at a monthly rate of $8,000. The Agreement provides that in the event the Company does not have sufficient funds to meet its payroll obligations, the Company is not obligated to pay Mr. Belden any balance due under this Agreement. Concurrently, the Board of Directors granted Mr. Belden an option to purchase 200,000 shares of the Company's Common Stock pursuant to

                                  OCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

         the Company's 1988 Non-Statutory Stock Option Plan. The grant is at an option price of $.25 per share and vests at the rate of 50,000 shares per year over a four-year period.

11.      EXTRAORDINARY ITEM

         During 1995, the Company was able to negotiate a settlement of approximately $121,000 in accounts payable for approximately $37,000 in cash. Such settlement resulted in a gain from forgiveness of debt of $84,075, which is reflected on the accompanying statement of operations as an extraordinary gain of $50,375, net of income taxes of $33,700.

         During 1996 additional payables were settled for less than their face amount resulting in an extraordinary gain of $15,341, net on income taxes of $10,300.