Form 10QSB
period 1997-03-31
OCTUS INC
filed 1997-05-14
CIK 891462

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

May __, 1997            Common Stock, no par value            4,222,922
(Date)                  (Class)                               (Number of Shares)

                        Series C Preferred Stock              250,000
                        (Class)                               (Number of Shares)
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                                   OCTUS, INC.
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 1997



                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                           Condensed Balance Sheets at March 31, 1997 and
                           December 31, 1996

                           Condensed Statements of Operations for the three months ended March 31, 1997 and 1996

                           Condensed Statements ofCash Flows for the three months ended March 31, 1997 and 1996

                           Notes to Condensed Financial Statements


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS



PART II. OTHER INFORMATION


SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCTUS, INC.
CONDENSED BALANCE SHEETS


                                                                              MARCH 31,
                                                                                1997          DECEMBER 31,
                                                                             (UNAUDITED)          1996
                                                                            ------------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $      4,000      $     13,000
  Accounts receivable                                                                  0
  Other current assets
                                                                            ------------      ------------
   TOTAL CURRENT ASSETS                                                            4,000            13,000

Property and equipment                                                             3,000             5,000
Other noncurrent assets                                                                0
                                                                            ------------      ------------

   TOTAL ASSETS                                                             $      7,000      $     18,000
                                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                          $     27,000      $     28,000
  Accrued liabilities                                                             15,000            24,000
  Current portion of capitalized lease obligations                                 1,000             2,000
  Advances payable                                                               125,000            70,000
  Convertible note payable                                                        25,000            25,000
  Unearned royalty                                                                10,000            10,000
                                                                            ------------      ------------
   TOTAL CURRENT LIABILITIES                                                     203,000           159,000


NONCURRENT LIABILITIES
  Convertible note payable                                                  $          0      $          0
  Capitalized lease obligation, net of current portion                                 0                 0
                                                                            ------------      ------------
                                                                            $          0      $          0
                                                                            ------------      ------------
   TOTAL LIABILITIES                                                             203,000           159,000

Shareholders' Deficiency
  Common stock, no par value,
   20,000,000 shares authorized,4,222,922 shares issued and outstanding       19,271,000        19,271,000
Series C Preferred Stock, 10,000,000 authorized, 250,000shares
  issued and outstanding                                                         151,000           151,000
Common Stock Warrants                                                          2,696,000         2,696,000
  Accumulated deficit                                                        (22,314,000)      (22,259,000)
                                                                            ------------      ------------
   TOTAL SHAREHOLDERS' DEFICIENCY                                               (196,000)         (141,000)
                                                                            ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDER DEFICIENCY                                $      7,000      $     18,000
                                                                            ============      ============


                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                       FOR THE THREE MONTHS ENDED MARCH 31,

                                              1997             1996
                                          -----------      -----------
Revenues:
  Net sales                               $         0      $     5,000
  Royalties                                         0           50,000
  Interest                                          0                0


                                          -----------      -----------
                                                    0           55,000
                                          -----------      -----------

Costs and expenses:
  Cost of sales                                 5,000            5,000
  Selling, general and administrative          49,000           56,000
  Research and development                          0
  Interest                                      1,000            1,000
                                          -----------      -----------
                                               55,000           62,000
                                          -----------      -----------

Net loss before income taxes                  (55,000)          (7,000)

                                          -----------      -----------
Net loss                                  ($   55,000)     ($    7,000)
                                          ===========      ===========


Net loss per common share                 ($     0.01)     ($     0.00)
                                          ===========      ===========


Shares used in per share calculation        4,222,922        4,222,922
                                          ===========      ===========


                   See notes accompanying financial statements

OCTuS, Inc.
Condensed Statements of Cash Flows
(Unaudited)

                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                            1997          1996
                                                          --------      --------
Cash flow from operating activities:
    Net (loss) gain                                       ($55,000)     ($ 7,000)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                         $  1,000      $  2,000
    Loss (gain) on disposal of property and equipment     $      0      $  1,500
    Increase (decrease) in accounts receivable            $      0      ($ 4,000)
    Decrease  in inventories                              $      0      $      0
    Decrease in other current assets                      $      0      $      0
    (Increase) decrease in other noncurrent assets        $      0      $      0
    (Decrease) in accounts payable                        ($ 1,000)     $ 13,000
    Increase (decrease) in accrued liabilities            ($10,000)     ($ 7,000)
    Increase (decrease) in deferred revenue               $      0      $      0

                                                          --------      --------
Net cash used by operating activities                     ($65,000)     ($ 1,500)
                                                          --------      --------

Cash flow from investing activities:
    Expenditures for property and equipment               $  2,000      ($ 3,000)
    Loans to officers
    Proceeds from sale of fixed assets                    $      0      $  3,000
                                                          --------      --------
Net cash provided by investing activities                 $  2,000      $      0
                                                          --------      --------

Cash flow from financing activities:
   Payments of capital leases and long-term debt          ($ 1,000)     ($ 1,000)
   Proceeds from borrowings                               $ 55,000      $      0
                                                          --------      --------
Net cash provided by financing activities                 $ 54,000      ($ 1,000)
                                                          --------      --------

Net decrease in cash and cash equivalents                 ($ 9,000)     ($ 2,500)

Cash and cash equivalents at beginning of period          $ 13,000      $  3,000
                                                          --------      --------
Cash and cash equivalents at end of period                $  4,000      $    500
                                                          --------      --------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                               $  1,000      $      0
                                                          ========      ========


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

         In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996, and its cash flows for the three months ended March 31, 1997 and 1996. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


NOTE 2.  AGREEMENT FOR DISTRIBUTION OF RETAIL PRODUCT IN NORTH AMERICA

         In March, 1995, the Company entered into a three-year agreement with Cintech Tele-Management Systems, Inc. ("Cintech") granting Cintech exclusive rights to distribute the retail version of OCTuS PTA in North America. In connection with the agreement, Cintech also purchased all of the Company's retail OCTuS PTA inventory and obtained the rights to manufacture additional units of the product. In March 1997, Cintech elected not to renew its license to distribute OCTuS PTA.

--------------------------------------------------------------------------------

NOTE 3.  EUROPEAN LICENSING AGREEMENT

         On September 5, 1995, the Company entered into a product development and license agreement with Ascom Telecommunications Limited ("Ascom") of the United Kingdom. The agreement provides Ascom with an exclusive license to manufacture and sell to distributors, resellers and end users in Europe a special version of OCTuS PTA which has been modified to operate through the personal computer's serial port with Ascom's proprietary telephone. Said exclusivity shall continue for so long as Ascom sells or otherwise pays OCTuS a specified minimum royalty on a quarterly basis. The agreement provides that Ascom shall pay the Company a total of $65,000 for the required modifications to the standard OCTuS PTA product. To date, the Company has received $60,000 of that amount from Ascom as payment for the required modifications to the standard OCTuS PTA program. Under the agreement, Ascom has the right to access the source code of the product in the event the Company becomes insolvent or is otherwise unable to support the product.

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

         This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended March 31, 1997. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 will provide additional information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                             1997         1996
                                            -----        -----
Revenues:
  Net sales                                  --            9.1%
Royalties                                    --           90.9%
                                            -----        -----
                                             --          100.0%
                                            -----        -----

Costs and expenses:
  Cost of sales                              --            9.1%
  Selling, general and administrative        --          101.8%

  Interest                                   --            1.8%
                                            -----        -----
                                             --          112.7%

Loss before income taxes                     --          (12.7%)
                                            -----        -----
Net loss                                     --          (12.7%)
                                            =====        =====
Cost of sales as a percent of net sales      --            100%
                                            =====        =====


         Net Sales. There were no net sales for the three months ended March 31, 1997, which represented a decrease of $5,000 or 100%, from the same period in 1996. This decrease is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

         Royalties. There was no royalty income recorded for the three months ended March 31, 1997. Royalty income for the period ended March 31, 1996 was $50,000. Such amount for the period ended March 31, 1996 represents royalty income received from Ascom Telecommunications Limited of the United Kingdom, which in September 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market and Cintech Tele-Management Systems, Inc. of Cincinnati, Ohio, which in March 1995 the Company granted the exclusive rights to the retail version of OCTuS PTA product for North America.

         Cost of Sales. No amounts were recorded for cost of sales for the three months ended March 31, 1997, which represents a decrease of $5,000, or 100%, from the same period in 1996. The decrease reflects the completion of the transition of the Company from a sales and marketing company to a licensing organization. Cost of sales as a percentage of net sales was zero for the three months ended March 31, 1997, as compared to 100% in the prior year period. This reflects a decrease in product sales as compared to the same period in the previous year, which was due to completion of the Company's transition from its focus on sales and marketing to one of licensing of its technology.

         Selling, General and Administrative. The Company recorded $49,000 for selling, general and administrative expenses for the three months ended March 31, 1997, a decrease of $7,000, or 12.5%, from the same period in 1996. This decrease from the prior period is due primarily to reduced capital resources and operating expenses of the Company caused by continued downsizing and relocation to significantly smaller quarters.


         Net Loss. Net loss for the three months ended March 31, 1997 was $55,000, as compared to a $7,000 loss for the same period in 1996.


         LIQUIDITY AND CAPITAL RESOURCES. For the three months ended March 31, 1997, the Company posted a net loss of $55,000. The Company's operating and investing activities used cash of $67,000. Cash on hand on May 1, 1997 was $4,000. In March 1997, Cinetech elected not to renew its license to distribute OCTuS PTA. However, Cinetech intends to use the OCTuS technology with other proprietary products. The Cintech agreement notwithstanding, management believes that without an influx of significant new revenues from the licensing of the Company's products, the Company's cash on hand and revenues from operations will not be sufficient to sustain its operations in 1997. Although the Company has actively been pursuing such licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 sharse of Seris C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $150,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. The Company currently has been meeting its addiitonal liquidity needs through loans from Basic Research Corporation, an affiliate of ATI. The loan balance has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

                  RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

         HISTORY OF OPERATING LOSSES

         For the calendar year ended December 31 1996, the Company incurred a loss of $191,056. For the calendar year ended December 31, 1995, the Company recorded a gain of $586,000, however, such gain primarily reflects one-time receipts of revenue by the Company in connection with its transition from a sales and marketing company to a licensing organization as well as a reduction in expenses associated with substantial reductions in force and other operating costs necessitated by lack of significant product sales and resultant decreases in available cash resources. The Company did not produce any revenues during the three months ended March 31, 1997.

         The absence of a significant level of sales of the Company's products, either as standalone retail units or incorporated into third party products will cause the Company to continue to generate significant losses. There is no assurance that the Company's operations will be successful or will be profitable in the future.


NEED FOR ADDITIONAL CAPITAL

         The Company's cash on hand as of May 1, 1997 was $4,000, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations unless adequate revenues from sales and licensing of the Company's OCTuS PTA product line develop, of which there can be no assurance. While operations to date are being funded by loans from Basic Research Corporation, an affiliate of ATI, one of the Company's principal shareholders, it should be noted that the

Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to curtail operations or cease business activities altogether.


RESTRUCTURING OF OPERATIONS

         The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of March 31, 1994) to one employee (as of May 1, 1997) as well as relocation of its headquarters to another facility with lower operating costs. In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Donald O. Aldridge, a director of the Company since June 1995, was appointed Chairman of the Board of the Company in October 1995. In June 1996, the Company sold to ATI 250,000 shares of Series C Preferred Stock (which votes with the Company's Common Stock with each share of Series C Preferred Stock having ten votes) for $150,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an additional exercise price of $0.43 per share.

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

         MARKETING/DEPENDENCE ON OTHERS FOR DISTRIBUTION

         In order to generate significant revenues from OCTuS PTA, the Company must successfully implement a program to license the product to companies in the personal computer and telecommunications industry for incorporation into their respective products.

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

         SHARES ELIGIBLE FOR FUTURE SALE

         Sales of substantial amounts of the Common Stock in the public market could have an adverse effect on the price of the publicly-traded Units, Common Stock and the Warrants and could potentially adversely affect the Company's ability to raise additional funds. At March 31, 1997, 189,799 stock options held by Mr. Belden at the time of the January 1993 initial public offering, are subject to a lockup agreement with RAS Securities Corp., the underwriter of the initial public offering, whereby Mr. Belden has agreed not to sell, contract to sell, or otherwise dispose of such shares of Common Stock, without the consent of RAS Securities Corp., until the date the Company has $1.0 million or more in earnings after taxes in any fiscal year as certified by the Company's independent accountants.


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

PART II.

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      See Exhibit List and Exhibits, beginning on page 14.

(b) No reports on Form 8-K were filed with the SEC during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                       OCTUS, INC.

Date: May __, 1997

                                              /s/ JOHN C. BELDEN
                                             ________________________

                                             John C. Belden
                                             President & CEO/
                                             Chief Financial Officer

EXHIBIT INDEX

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                              DESCRIPTION NUMBERED                                PAGE
------                              --------------------                            ------------
3.1               Amended and Restated Articles of Incorporation                         +
3.1.1             Certificate of Determination of Preferences of Series C
                  Preferred Stock of OCTuS, Inc.                                         ++
3.2               Amended Bylaws                                                         !
9                 Irrevocable Proxy from Tokyo Electric Co., Ltd. (included in
                  Exhibit 10.26.1)                                                       *
10.3              Sample Warrant                                                         *
10.4              Amended and Restated 1987 Nonstatutory Stock Option Plan               +
10.5              Form of Stock Option Agreement, Non-Qualified Options, 1987
                  Plan                                                                   *
10.6              Amended and Restated 1988 Nonstatutory Stock Option Plan               *
10.7              Form of Stock Option Agreement, Non-Qualified Options, 1988
                  Plan                                                                   *
10.8              Amended and Restated 1992 Key Executive Stock Purchase Plan            *
10.9              Lease dated April 7, 1995 by and between Mistek Investment
                  Group and OCTuS, Inc. for 8352 Clairemont Mesa Blvd., San
                  Diego, CA 92111
10.10             Standard Industrial Net Lease dated July 29, 1994 by and
                  between Sorrento Corporate Center and OCTuS, Inc., for 9944
                  Barnes Canyon Road , Suite A, San Diego CA 92121                       ++
10.11             Lease Surrender Agreement dated April 8, 1995 (as amended May
                  31, 1995), by and between Sorrento Corporate Center and OCTuS,
                  Inc., for 9944 Barnes Canyon Road, Suite A, San Diego, CA
                  92121                                                                  +++
10.12             Employment Agreement dated June 1, 1992 by and between OCTuS,
                  Inc. and John C. Belden, as amended May 14, 1993 and February
                  16, 1995                                                               #
10.16             Form of Indemnification Agreements entered into by and between
                  OCTuS, Inc. and its officers and directors                             *
10.17             401(k) Plan Document                                                   *
10.18             Form of Unit Certificate                                               *

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                              DESCRIPTION NUMBERED                                PAGE
------                              --------------------                            ------------
10.19             Directors 1993 Stock Option Plan                                       +
                  Form of Stock Option Agreement, Non-Qualified Options, 1993
                  Directors Stock Option Plan                                            **
10.20             Warrant, Caledonian European Securities Ltd., dated July 15,
                  1993                                                                   **
10.21             Warrant, Neil Haverty, dated July 15, 1993                             **
10.22             Warrant, Maroon Bells Capital Partners, Inc., dated July 15,
                  1993                                                                   **
10.23             Promissory Note of Nolan K. Bushnell, dated as of February 8,
                  1993, payable to OCTuS, Inc.                                           **
10.24             Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS,
                  Inc., dated February 8, 1993, as amended October 7, 1993               **
10.25             Purchase and Sale Agreement dated September 14, 1993 by and
                  between OCTuS, Inc. and National Computer Systems, Inc.                **
10.26             Letter Agreement dated January 26, 1995 by and between OCTuS,
                  Inc. and National Computer Systems, Inc.                               #
10.27             Purchase and License Agreement dated March 7, 1995 by and
                  between Cintech Tele-Management Systems, Inc. and OCTuS, Inc.,
                  as amended May 16, 1995                                                +++
10.28             Product Development and License Agreement dated September 5,
                  1995 by and between Ascom Telecommunications Limited and
                  OCTuS, Inc.                                                            !
10.29             Promissory Note dated December 1, 1995 from OCTuS, Inc. to
                  Maroon Bells Capital Partners, Inc.                                    &
10.30             Stock and Warrant Purchase Agreement dated June 24, 1996 by and between OCTuS, Inc. and Advanced Technologies
                  International, Ltd.                                                    ++
10.31             Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced
                  Technologies International, Ltd. dated June 24, 1996                   ++
10.32             Agreement dated as of August 8, 1996 relating to settlement of claims among OCTuS parties and RAS/TAG parties.

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

~ Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1996.

& Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the SEC on March 31, 1997.

++ Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996 filed with the SEC on August 12, 1996.