Form 10QSB
period 1997-09-30
OCTUS INC
filed 1997-11-14
CIK 891462

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

September 30, 1997            Common Stock, no par value               4,222,922
(Date)                        (Class)                         (Number of Shares)

                              Series C Preferred Stock                   250,000
                              (Class)                         (Number of Shares)

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                                   OCTUS, INC.
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                  Condensed  Balance Sheets at September 30, 1997 and
                  December 31, 1996........................................   3

                  Condensed Statements of Operations for the three
                  months ended September 30, 1997 and 1996.................   4

                  Condensed Statements of Operations for the nine
                  months ended September 30, 1997 and 1996.................   5

                  Condensed Statements of Cash Flows for the nine
                  months ended September 30, 1997 and 1996.................   6

                  Notes to Condensed Financial Statements..................   7


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.....................   7



PART II.  OTHER INFORMATION................................................  13

SIGNATURES.................................................................  14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCTUS, INC.
CONDENSED BALANCE SHEETS

                                                                             SEPTEMBER 30,
                                                                                 1997           DECEMBER 31,
                                                                              (UNAUDITED)           1996
                                                                             -------------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $           0      $     13,000
  Accounts receivable                                                                    0
  Other current assets
                                                                             -------------      ------------
   TOTAL CURRENT ASSETS                                                                  0            13,000

Property and equipment                                                               2,000             5,000
Other noncurrent assets                                                                  0
                                                                             -------------      ------------

   TOTAL ASSETS                                                              $       2,000      $     18,000
                                                                             =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                           $      33,000      $     28,000
  Accrued liabilities                                                               30,000            24,000
  Current portion of capitalized lease obligations                                       0             2,000
  Advances payable                                                                 219,000            70,000
  Convertible note payable                                                          28,000            25,000
  Unearned royalty                                                                   5,000            10,000
                                                                             -------------      ------------
   TOTAL CURRENT LIABILITIES                                                       315,000           159,000


NONCURRENT LIABILITIES
  Convertible note payable                                                   $           0      $          0
  Capitalized lease obligation, net of current portion                                   0                 0
                                                                             -------------      ------------
                                                                             $           0      $          0
                                                                             -------------      ------------
   TOTAL LIABILITIES                                                               315,000           159,000

Shareholders' Deficiency
  Common stock, no par value,
   20,000,000 shares authorized, 4,222,922 shares issued and outstanding        19,271,000        19,271,000
Series C Preferred Stock, 10,000,000 authorized, 250,000 shares
  issued and outstanding                                                           151,000           151,000
Common Stock Warrants                                                            2,696,000         2,696,000
  Accumulated deficit                                                          (22,431,000)      (22,259,000)
                                                                             -------------      ------------
   TOTAL SHAREHOLDERS' DEFICIENCY                                                 (313,000)         (141,000)
                                                                             -------------      ------------
TOTAL LIABILITIES AND SHAREHOLDER DEFICIENCY                                 $       2,000      $     18,000
                                                                             =============      ============

                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------
                                                   1997                     1996
                                             ----------------         ----------------
Revenues:
  Net sales                                  $              0         $              0
  Royalties                                            20,000                        0
  Interest                                                  0                        0

                                             ----------------         ----------------
                                                       20,000                        0
                                             ----------------         ----------------

Costs and expenses:
  Cost of sales                                        13,000                        0
  Selling, general and administrative                  64,000                   33,000
  Research and development                                  0
  Interest                                              1,000                    1,000
                                             ----------------         ----------------
                                                       78,000                   34,000
                                             ----------------         ----------------

Net loss before income taxes                          (58,000)                 (34,000)

Net loss                                     $        (58,000)        $        (34,000)
                                             ================         ================


Net loss per common share                    $          (0.01)        $          (0.01)
                                             ================         ================


Shares used in per share calculation                4,222,922                4,222,922
                                             ================         ================

                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------
                                                   1997                     1996
                                             ----------------         ----------------
Revenues:
  Net sales                                  $              0         $          5,000
  Royalties                                            40,000                   50,000
  Interest                                                  0                        0

                                             ----------------         ----------------
                                                       40,000                   55,000
                                             ----------------         ----------------

Costs and expenses:
  Cost of sales                                        34,000                    5,000
  Selling, general and administrative                 173,000                  155,000
  Research and development                                  0
  Interest                                              4,000                    2,000
                                             ----------------         ----------------
                                                      211,000                  163,000
                                             ----------------         ----------------

Net loss before income taxes                         (171,000)                (108,000)

                                             ----------------         ----------------
Net loss                                     $       (171,000)        $       (108,000)
                                             ================         ================


Net loss per common share                    $          (0.04)        $          (0.02)
                                             ================         ================


Shares used in per share calculation                4,222,922                4,222,922
                                             ================         ================

                   See notes accompanying financial statements

OCTuS, Inc.
Condensed Statements of Cash Flows
(Unaudited)

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             -----------------------------------------
                                                                   1997                     1996
                                                             ----------------         ----------------
Cash flow from operating activities:
    Net (loss) gain                                          $       (171,000)        $       (108,000)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                            $          3,000         $          7,000
    Loss (gain) on disposal of property and equipment        $              0         $              0
    Increase (decrease) in accounts receivable               $              0         $         12,000
    Decrease  in inventories                                 $              0         $              0
    Decrease in other current assets                         $              0         $              0
    (Increase) decrease in other noncurrent assets           $              0         $         (1,000)
    (Decrease) in accounts payable                           $          5,000         $        (58,000)
    Increase (decrease) in accrued liabilities               $          6,000         $          2,000
    Increase (decrease) in deferred revenue                  $         (5,000)        $              0

                                                             ----------------         ----------------
Net cash used by operating activities                        $       (162,000)        $       (146,000)
                                                             ----------------         ----------------

Cash flow from investing activities:
    Expenditures for property and equipment                  $          2,000         $          2,000
    Loans to officers                                        $         (4,000)
    Proceeds from sale of fixed assets                       $              0         $              0
                                                             ----------------         ----------------
Net cash provided by investing activities                    $          2,000         $         (2,000)
                                                             ----------------         ----------------

Cash flow from financing activities:
   Payments of capital leases and long-term debt             $         (2,000)        $         (2,000)

   Proceeds from borrowings                                  $        152,000         $        151,000
                                                             ----------------         ----------------
Net cash provided by financing activities                    $        150,000         $       (149,000)
                                                             ----------------         ----------------

Net decrease in cash and cash equivalents                    $        (10,000)        $         (1,000)

Cash and cash equivalents at beginning of period             $         13,000         $          3,000
                                                             ----------------         ----------------

Cash and cash equivalents at end of period                   $              0         $          4,000
                                                             ----------------         ----------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                  $          4,000         $          3,000
                                                             ================         ================

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

     In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at September 30, 1997 and December 31, 1996, and the results of operations for the three months ended September 30, 1997 and 1996, and the results of operations for the nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2.  AGREEMENT FOR DISTRIBUTION OF RETAIL PRODUCT IN NORTH AMERICA

     In March, 1995, the Company entered into a three-year agreement with Cintech Tele-Management Systems, Inc. ("Cintech") granting Cintech exclusive rights to distribute the retail version of OCTuS PTA in North America. In connection with the agreement, Cintech also purchased all of the Company's retail OCTuS PTA inventory and obtained the rights to manufacture additional units of the product. In March 1997, Cintech elected not to renew its license to distribute OCTuS PTA. However, Cintech has stated in uts public releases that it intends to use the OCTuS technology with Cintech proprietary products.

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

     This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended September 30, 1997. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 will provide additional information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------
                                                     1997                      1996
                                               ----------------          ----------------
Revenues:
  Net sales                                                                          --
Royalties                                                 100.0%                     --
                                               ----------------          ----------------
                                                          100.0%                     --
                                               ----------------          ----------------

Costs and expenses:
  Cost of sales                                            65.0%                     --
  Selling, general and administrative                     320.0%                     --

  Interest                                                  5.0%                     --
                                               ----------------          ----------------
                                                          390.0%                     --

Loss before income taxes                                 (290.0%)                    --
                                               ----------------          ----------------
Net loss                                                 (290.0%)                    --
                                               ================          ================
Cost of sales as a percent of net sales                    --                        --
                                               ================          ================

     Net Sales. There were no net sales for the three months ended September 30, 1997, which represented no change, from the same period in 1996. This lack of sales is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

     Royalties. There was $20,000 royalty income recorded for the three months ended September 30, 1997, which represented a change of $20,000 or 100%, from the same period in 1996. Such amount for the current period ended September 30, 1997 represents royalty income received from Ascom Telecommunications Limited of the United Kingdom ("Ascom"), which in September 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market.

     Cost of Sales. The Company recorded $13,000 for cost of sales for the three months ended September 30, 1997, an increase of $13,000 from the $0 recorded from the same period in 1996. The increase reflects the completion of the transition of the Company from a sales and marketing company to a licensing organization, as the cost of sales was associated with the upgrading of the OCTuS technology to conform to requirements set by the Company's licensee Ascom. This reflects an increase in royalty income as compared to the same period in the previous year, which was due to completion of the Company's transition from its focus on sales and marketing to one of licensing of its technology.

     Selling, General and Administrative. The Company recorded $64,000 for selling, general and administrative expenses for the three months ended September 30, 1997, an increase of $31,000, or 93.9%, from the same period in 1996. This increase from the prior period is due primarily to the Company's increased focus in licensing its technologies and continued interest in researching potential acquisitions of new technologies. The selling, general and administrative expenses still reflect the continued downsizing of the Company and the shift from a sales organization to a licensing and acquisition organization.

     Net Loss. Net loss for the three months ended September 30, 1997 was $58,000, as compared to a $34,000 loss for the same period in 1996.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------
                                                     1997                      1996
                                               ----------------          ----------------
Revenues:
  Net sales                                                                           9.1%
Royalties                                                 100.0%                     90.9%
                                               ----------------          ----------------
                                                          100.0%                    100.0%
                                               ----------------          ----------------

Costs and expenses:
  Cost of sales                                            85.0%                      9.0%
  Selling, general and administrative                     432.5%                    281.8%

  Interest                                                 10.0%                      3.6%
                                               ----------------          ----------------
                                                          527.5%                    294.4%

Loss before income taxes                                 (427.5%)                  (196.3%)
                                               ----------------          ----------------
Net loss                                                 (427.5%)                  (196.3%)
                                               ================          ================
Cost of sales as a percent of net sales                    --                       100.0%
                                               ================          ================

     Net Sales. There were no net sales for the nine months ended September 30, 1997, which represented no change, from the same period in 1996. This lack of sales is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

     Royalties. There was $40,000 royalty income recorded for the nine months ended September 30, 1997, which represented a decrease of $10,000 or 20%, from the same period in 1996. Such amount for the current period ended September 30, 1997 represents royalty income received from Ascom Telecommunications Limited of the United Kingdom ("Ascom"), which in September 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market. The decrease was due to the decision by Cintech not to renew its license for the Company's technology.

     Cost of Sales. The Company recorded $34,000 for cost of sales for the nine months ended September 30, 1997, an increase of $29,000 from the same period in 1996. The increase reflects the completion of the transition of the Company from a sales and marketing company to a licensing organization, as the cost of sales was associated with the upgrading of the OCTuS technology to conform to requirements set by the Company's licensee Ascom.

     Selling, General and Administrative. The Company recorded $173,000 for selling, general and administrative expenses for the nine months ended September 30, 1997, an increase of $18,000, or 11.6%, from the same period in 1996. This increase from the prior period is due primarily to the Company's increased focus in licensing its technologies and expenses associated with the Company's continued interest in acquiring new technologies. The selling, general and administrative expenses still reflect the continued downsizing of the Company and the shift from a sales organization to a licensing and acquisition organization.

     Net Loss. Net loss for the nine months ended September 30, 1997 was $171,000, as compared to a $108,000 loss for the same period in 1996.

     LIQUIDITY AND CAPITAL RESOURCES. For the nine months ended September 30, 1997, the Company posted a net loss of $171,000. The Company's operating and investing activities used cash of $160,000. Cash on hand on September 30, 1997 was $0. In March 1997, Cinetech elected not to renew its license to distribute OCTuS PTA. However, Cinetech has stated in its public releases that it intends to use the OCTuS technology with other proprietary products. The Cintech agreement notwithstanding, management believes that without an influx of significant new revenues from the licensing of the Company's products, the Company's cash on hand and revenues from operations will not be sufficient to sustain its operations through the rest of 1997. Although the Company has actively been pursuing such licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $150,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. The Company currently has been meeting its additional liquidity needs through loans from Basic Research Corporation, an affiliate of ATI. The loan balance has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

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

     The absence of a significant level of sales of the Company's products, either as stand-alone retail units or incorporated into third party products will cause the Company to continue to generate significant losses. There is no assurance that the Company's operations will be successful or will be profitable in the future.

NEED FOR ADDITIONAL CAPITAL

     The Company's cash on hand as of September 30, 1997 was $0, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations unless adequate revenues from sales and licensing of the Company's OCTuS PTA product line develop, of which there can be no assurance. While operations to date are being funded by loans from Basic Research Corporation, an affiliate of ATI, one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to curtail operations or cease business activities altogether.

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

                                        OCTUS, INC.

Date: October 1, 1997
                                        /s/ JOHN C. BELDEN
                                        -----------------------------------
                                        John C. Belden
                                        President & CEO/
                                        Chief Financial Officer

EXHIBIT INDEX

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
  NUMBER                      DESCRIPTION NUMBERED                            PAGE
  ------                      --------------------                        ------------
    3.1    Amended and Restated Articles of Incorporation                       +
  3.1.1    Certificate of Determination of Preferences of Series C
           Preferred Stock of OCTuS, Inc.                                      ++
    3.2    Amended Bylaws                                                       !
     9     Irrevocable Proxy from Tokyo Electric Co., Ltd. (included in
           Exhibit 10.26.1)                                                     *
   10.3    Sample Warrant                                                       *
   10.4    Amended and Restated 1987 Nonstatutory Stock Option Plan             +
   10.5    Form of Stock Option Agreement, Non-Qualified Options, 1987
           Plan                                                                 *
   10.6    Amended and Restated 1988 Nonstatutory Stock Option Plan             *
   10.7    Form of Stock Option Agreement, Non-Qualified Options, 1988
           Plan                                                                 *
   10.8    Amended and Restated 1992 Key Executive Stock Purchase Plan          *
   10.9    Lease dated April 7, 1995 by and between Mistek Investment
           Group and OCTuS, Inc. for 8352 Clairemont Mesa Blvd., San
           Diego, CA 92111                                                      *
  10.10    Standard Industrial Net Lease dated July 29, 1994 by and
           between Sorrento Corporate Center and OCTuS, Inc., for 9944
           Barnes Canyon Road, Suite A, San Diego CA 92121                     ++
  10.11    Lease Surrender Agreement dated April 8, 1995
           (as amended May 31, 1995), by and between
           Sorrento Corporate Center and OCTuS, Inc., for
           9944 Barnes Canyon Road, Suite A, San Diego, CA
           92121                                                              +++
  10.12    Employment Agreement dated June 1, 1992 by and between OCTuS,
           Inc. and John C. Belden, as amended May 14, 1993 and February
           16, 1995                                                             #
  10.16    Form of Indemnification Agreements entered into by and between
           OCTuS, Inc. and its officers and directors                           *
  10.17    401(k) Plan Document                                                 *
  10.18    Form of Unit Certificate                                             *
  10.19    Directors 1993 Stock Option Plan                                     +
           Form of Stock Option Agreement, Non-Qualified Options, 1993
           Directors Stock Option Plan                                         **
  10.20    Warrant, Caledonian European Securities Ltd., dated July 15,
           1993                                                                **
  10.21    Warrant, Neil Haverty, dated July 15, 1993                          **
  10.22    Warrant, Maroon Bells Capital Partners, Inc., dated July 15,
           1993                                                                **
  10.23    Promissory Note of Nolan K. Bushnell, dated as of February 8,
           1993, payable to OCTuS, Inc.                                        **
  10.24    Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS,
           Inc., dated February 8, 1993, as amended October 7, 1993            **
  10.25    Purchase and Sale Agreement dated September 14, 1993 by
           and between OCTuS, Inc. and National Computer Systems, Inc.         **
  10.26    Letter Agreement dated January 26, 1995 by and between OCTuS,
           Inc. and National Computer Systems, Inc.                             #
  10.27    Purchase and License Agreement dated March 7, 1995 by and
           between Cintech Tele-Management Systems, Inc. and OCTuS, Inc.,
           as amended May 16, 1995                                            +++
  10.28    Product Development and License Agreement dated September 5,
           1995 by and between Ascom Telecommunications Limited and
           OCTuS, Inc.                                                          !
  10.29    Promissory Note dated December 1, 1995 from OCTuS, Inc. to
           Maroon Bells Capital Partners, Inc.                                  &
  10.30    Stock and Warrant Purchase Agreement dated June 24, 1996 by and between OCTuS, Inc. and Advanced Technologies
           International, Ltd.                                                 ++
  10.31    Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced
           Technologies International, Ltd. dated June 24, 1996                ++
  10.32    Agreement dated as of August 8, 1996 relating
           to settlement of claims among OCTuS parties and RAS/TAG parties.    ++

    11     Statements re: computation of (loss) earnings per share and
           shares used in per share calculation                               +++

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
  NUMBER                      DESCRIPTION NUMBERED                            PAGE
  ------                      --------------------                        ------------
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