Form 10KSB
period 1997-12-31
OCTUS INC
filed 1998-04-10
CIK 891462

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended:                    Commission File Number:
      December 31, 1997                               0-21092

                                   OCTUS, INC.
           (Name Of Small Business Issuer As Specified In Its Charter)

        California                                         33-0013439
-------------------------------                         ----------------
(State Or Other Jurisdiction Of                         (I.R.S. Employer
 Incorporation Or Organization)                          Identification No.)


                         4520 EXECUTIVE DRIVE, PLAZA ONE
                               SAN DIEGO, CA 92121
                    (Address Of Principal Executive Offices)
                Issuer's telephone number, including area code:
                                 (619) 824-1185

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

            (1)    YES    X     NO       (2)    YES     X    NO
                        ------      -----            -------    -------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenue for the most recent fiscal year:    $94,997.16

The aggregate market value of the voting stock held by nonaffiliates of the
Issuer: $1,089,650 as of March 25, 1997.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:

        Class:                              Common Stock, No Par Value
        Outstanding at December 31, 1997:   4,222,922 shares
        Class:                              Series C Preferred
        Outstanding at December 31, 1997:   250,000 shares

Documents Incorporated by Reference:        None.

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

        In March 1995, the Company engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. Upon execution of the Cintech agreement in March 1995, the Company shifted its focus to a plan of pursuing licensing of the components of OCTuS PTA to third parties for use in their respective products. However, no such agreements have been entered into to date and there can be no assurance that any such agreements will generate sufficient revenue to sustain the Company's business operations. In March 1997, Cintech elected not to renew its license to distribute OCTuS PTA. However, Cintech has stated in its public releases that it intends to use the OCTuS technology with Cintech proprietary products

        On September 5, 1995, the Company entered into a product development and license agreement with Ascom Telecommunications Limited ("Ascom") of the United Kingdom. The agreement provides Ascom with an exclusive license to manufacture and sell to distributors, resellers and end users in Europe a special version of OCTuS PTA which has been modified to operate through the personal computer's serial port with Ascom's proprietary telephone. Said exclusivity shall continue for so long as Ascom sells or otherwise pays OCTuS a specified minimum royalty on a quarterly basis. The agreement provides that Ascom shall pay the Company a total of $65,000 for the required modifications to the standard OCTuS PTA product.

        Although the Company has received $65,000 from Ascom as payment for the required modifications to the standard OCTuS PTA program, on March 10, 1998, Ascom terminated the Company's contract. The loss of this contract, the Company's only contract for the OCTuS PTA software, seriously impairs the ability of the company to sustain operations, and forces the Company to seek alternative business opportunities. As of this date, the Company is actively seeking such alternative business opportunities, which may include outright sale of the OCTuS PTA software rights, acquisition of other software products, or acquisition of some other technology. Although the Company is seeking such opportunities, it is unlikely that the Company will be able to consummate any such transaction, which would generate sufficient revenues to sustain the Company's operations without dramatically diluting the existing equity ownership of the Company's Common stockholders.

        OVERVIEW OF THE COMPUTER-TELEPHONY INTEGRATION MARKET

        OCTuS PTA was one of the first products in the market that fully integrates telephone communications with the personal computer. The public first began to gain awareness of computer telephone integration ("CTI"), in 1993. Due to lack of sufficient cash resources, the Company's ability to become a recognized name in the CTI field has been limited.

        Market for the OCTuS PTA Product. OCTuS PTA is currently designed for the Small-Office/Home Office ("SOHO") markets as well as individuals and departments in larger organizations. It is suitable for anyone using analog telephone lines and personal computers with an Intel 386 (or better) microprocessor running Microsoft(R) Windows(TM) 3.1 and greater (including Windows 95(TM)) and at least eight megabytes of memory. The Company believes that a significant number of business telephone lines provided by the Regional Bell Operating Companies ("RBOCs") are analog business lines that are compatible with OCTuS PTA; in addition, many of these lines have advanced (Centrex(R)) features supported by OCTuS PTA.

        OCTuS PTA is compatible with computer systems which share resources on Local Area Networks ("LANs"); however, it does not provide for a LAN-based, shared-data structure. The Company does not plan to develop a LAN-based version of OCTuS PTA due to lack of sufficient cash resources.

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

        The Company believes that one of the unique strengths of the product is its incoming call processing capabilities. OCTuS PTA provides a "pop-up" message with a button bar that allows the user to decide how to respond to the call. The user may select from several options, including forwarding the call to OCTuS PTA's voice mail, having OCTuS PTA play and/or take a message; putting the caller on hold after OCTuS PTA plays a user-recorded message; going directly into OCTuS PTA to review notes from earlier calls, or simply answering the call. The call may be answered by lifting the handset or by clicking on the on-screen "Answer" button in the pop-up message and using a speakerphone

        If Caller ID is available, OCTuS PTA can also display caller information supplied by the user's telephone company. If the caller's name and number was previously entered in the user's OCTuS PTA addressbook database, OCTuS PTA will automatically display the contact history while the phone is still ringing. This "soft interrupt" is designed to improve worker productivity by selectively allowing less important calls to be answered automatically and then returned at a more convenient time.

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

        However, in May 1995, Pacific Bell released the Company from all remaining obligations to deliver OCTuS PTA units to its customers under its product delivery agreement. In addition, none of the other foregoing agreements have generated significant revenue to date and are not expected to provide revenue at levels sufficient to sustain the operations of the Company. Although several companies have expressed an interest in licensing the Company's technology and the Company has actively pursued such leads, it is unlikely that any such licensing arrangements, which would render sufficient revenues to sustain the Company's operations, will be entered into.

        GENERAL DISTRIBUTION STRATEGY

        Retail Distribution of OCTuS PTA. In March 1995, the Company entered into a distribution agreement with Cintech Tele-Management Systems ("Cintech") of Cincinnati, Ohio whereby Cintech acquired the exclusive rights, upon payment of a per unit royalty, to distribute the retail version of OCTuS PTA (with the OCTuLINK) in North America. Under the agreement, the product would be manufactured, sold and supported by Cintech through its direct sales force and extensive reseller network in the United States and Canada. However, in March of 1997, Cintech elected not to renew its agreement. Currently, the Company has no plans for nor resources to enable it to conduct retail distribution of the OCTuS product in the United States or elsewhere.

        Distribution through OEM's. Following the execution of the Cintech agreement, the Company began to focus its efforts on the licensing of OCTuS PTA and the OCTuLINK to original equipment manufacturers ("OEMs") in the telecommunications and computer industries for use in their respective products. Several companies have expressed an interest in licensing part or all of the product and the Company is actively pursuing further discussions with such companies. However, it is unlikely that any such agreements will be executed, or that they will generate revenues at levels sufficient to sustain the operations of the Company.

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

        In addition, some or all of these competitors have capital, name recognition and financial, personnel, and other resources substantially greater than those of the Company. The success of the Company's product in the marketplace will depend upon the success of the third party licensees in marketing the product, as well as how well the product's features, price/performance, technology, and reliability compares with that of the competition. It is unlikely that the Company, in light of its limited financial resources, will be able to continue research and development to keep the product competitive.


        EMPLOYEES

        The Company did not add to its workforce during the year ended December 31, 1997; as of March 31, 1998, the Company had one employee, President John C. Belden, who is based at the Company's San Diego, California headquarters. In 1997, the Company also engaged three former employees as independent contractors from time to time to provide it with assistance in various areas (including research and development) on an "as needed" basis. See "Factors Which May Affect Future Results" - "Restructuring of Operations."


ITEM 1a.  FACTORS WHICH MAY AFFECT FUTURE RESULTS.

        HISTORY OF OPERATING LOSSES

        For the calendar year ended December 31, 1997, the Company recorded a loss of $219,101. For the calendar year ended December 31 1996, the Company recorded a loss of $191,056.

        At December 31, 1997, the Company had no tangible assets, no working capital, an accumulated deficit of $22,258,858 and a shareholders' deficit of $360,382. With both the Cintech and the Ascom transactions terminated, and due to the absence of a significant level of sales of the Company's products, either as stand-alone retail units or incorporated into third party products, the Company will continue to generate significant losses. It is unlikely that the Company's existing operations will be successful or will be profitable in the future.


        NEED FOR ADDITIONAL CAPITAL

        The Company's cash on hand as of March 31, 1998 was $1,100, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations unless adequate revenues from sales and licensing of the Company's OCTuS PTA product line develop, of which there can be no assurance. While operations to date are being funded by loans from Advanced Technologies International, LTD, one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.


        RESTRUCTURING OF OPERATIONS

        The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of March 31, 1994) to one employee (as of July 1, 1997) as well as relocation of its headquarters to another facility with lower operating costs. In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Donald O. Aldridge, a director of the Company since June 1995, was appointed Chairman of the Board of the Company in October 1995. In June 1996, the Company sold to ATI 250,000 shares of Series C Preferred Stock (which votes with the Company's Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $0.43 per share for the first 1,000,000 shares, $0.50 per share for the second 1,000,000 shares, and $0.75 per share for the final 1,000,000 shares.

        Although this restructuring effected a major reduction in the Company's operating expenses, the Company's cash on hand continues to be insufficient to meet its present operating expenses. Without a substantial increase in revenues, which is unlikely, the Company will be required to cease its business operations altogether.


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

        In addition, because the computer industry is characterized by rapid technological change, there can be no assurance that the Company's products will not be rendered obsolete as a result of technological developments before or after their introduction. The Company's limited resources has impaired the Company's ability to quickly introduce its new products, continually improve such products and develop other products in order to compete effectively in this industry. Accordingly, it is unlikely that the Company will be able to complete the development of such new products or improvements on a timely basis, if at all.

        MARKETING/DEPENDENCE ON OTHERS FOR DISTRIBUTION

        In order to generate significant revenues from OCTuS PTA, the Company must successfully implement a program to license the product to companies in the personal computer and telecommunications industry for incorporation into their respective products. Due to the limited funds available to the Company, it is unlikely that the Company will be able to succeed in such a program.

        DEPENDENCE ON THIRD PARTY SOFTWARE

        The Company's products are designed for use with Microsoft(R) Windows(TM). Although the product functions with Windows 95, the Company will likely have to revise its product for use with newer versions of that product as well as for each different combination of computers and telephone systems. In addition, since the Company's products operate in conjunction with these other operating systems and applications, changes to such systems will require the Company to adapt its products accordingly. The Company's ability to perform such ongoing development has been impaired by its present financial condition and it is unlikely that the Company will be capable of conducting any such improvements, which could affect the Company's ability to continue as a going concern. Further, the rapid pace of hardware platform advances and the inability of the Company to update the OCTuS PTA software to meet such new hardware standards significantly hinder the software's compatibility with new computers sold today. It is therefore unlikely that the Company will be able to upgrade the OCTuS PTA software to insure compatibility with today's and future computing platforms.

        HIGHLY COMPETITIVE INDUSTRY

        The computer industry is highly competitive and rapidly changing. There are other companies that are engaged in marketing and development of products similar to certain of the Company's products that employ similar technologies which directly compete or could compete with the remainder of the Company's products. Many of these competitors have significantly greater financial, technical, manufacturing, and marketing resources and greater name recognition than the Company. The Company believes that due to the nonproprietary nature of its products and the relatively low barriers to entry to its markets that, unless it establishes a significant installed base before its competitors, the Company will not have any sustainable long-term advantage over its competitors. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by the Company and its competitors, product performance and price, productivity enhancement, distribution and customer support. Given its limited resources, it is unlikely that the Company will be able to compete successfully with respect to these factors or others.

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


        TRANSACTIONS WITH AFFILIATES

        The Company has been a party to certain transactions with related persons and affiliates. The Company believes that all such transactions were in its best interests and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and each transaction was approved by disinterested and independent members of the Board of Directors. However, such agreements were not always reached as the result of arms-length negotiations. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. The Company currently has been meeting its additional liquidity needs through loans from ATI. The loan balance, $261,811 as of December 31, 1997, has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. The loans are month to month loans and the continued operations of the Company are wholly dependent on such loans from ATI. There is no assurance that ATI will continue to fund Company or that ATI will exercise its warrants to enable Company to repay such loans to ATI. Should the Company be unable to obtain additional revenues, which is unlikely, and/or raise additional capital, it could be forced to cease business activities altogether.



        NOTES AND ADVANCES PAYABLE

        On December 1, 1995, Maroon Bells Capital Partners, Inc. (Note 4) advanced $25,000 to the Company for working capital purposes. The note bears interest at 8% and was due with accrued interest on November 30, 1997. Additionally, the note may be converted at any time into shares of the Company's Common Stock at the rate of $.25 per share. The note also contains certain acceleration and anti-dilution clauses upon conversion. Maroon Bells was also granted 25,000 warrants with a nominal fair market value, to purchase the Company's Common Stock at a price per share of $.25. The warrants are for a five-year period. The note was paid in full on March 3, 1998.

        The Company currently has been meeting its additional liquidity needs through loans from ATI. The loan balance, $261,811 as of December 31, 1997, has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. The loans are month to month loans and the continued operations of the Company are wholly dependent on such loans from ATI. There is no assurance that ATI will continue to fund Company or that ATI will exercise its warrants to enable Company to repay such loans to ATI.

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

        The market price of the Common Stock, Units, and Warrants, like that of the securities of many other high technology companies, has been highly volatile. Factors such as fluctuation in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments in the Company's strategic alliances with other companies, and general market conditions may have a significant effect on the market price of the Common Stock. See table in Part II, Item 5, "Market for Common Equity and Related Stockholder Matters."


        SHARES ELIGIBLE FOR FUTURE SALE

        Sales of substantial amounts of the Common Stock in the public market could have an adverse effect on the price of the publicly-traded Common Stock could potentially adversely affect the Company's ability to raise additional funds. At December 31, 1996, 189,799 stock options held by Mr. Belden at the time of the January 1993 initial public offering, are subject to a lockup agreement with RAS Securities Corp., the underwriter of the initial public offering, whereby such persons have agreed not to sell, contract to sell, or otherwise dispose of such shares of Common Stock, without the consent of RAS Securities Corp., until the date the Company has $1.0 million or more in earnings after taxes in any fiscal year as certified by the Company's independent accountants.


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

        Set forth below are the ranges of high and low bid prices for the Common Stock as reported by Nasdaq since the commencement of trading on January 18, 1993 through March 31, 1998. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.


                                                        COMMON STOCK
QUARTER ENDED                                               HIGH                               LOW
-------------                                               ----                               ---

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

June 30, 1996(3)                                             3/4                               3/16

September 30, 1996(3)                                       7/16                               3/16

December 31, 1996(3)                                        5/16                               3/16

March 31, 1997(3)                                            1/4                               1/16

June 30, 1997(4)                                           23/32                               1/16

September 30, 1997(4)                                        5/8                               9/32

December 31, 1997(4)                                         3/8                               9/16

March 31, 1998(4)                                            1/2                               5/32



(1) Monthly Statistical Reports, January 1993 through December 1994 prepared by the Nasdaq Stock Market.

(2)     Compuserve Stock Quotes, 1995

(3)     America Online Stock Quotes, 1996

(4)     PC-Quote.com Online Stock Quotes, 1997

        On March 31, 1998, the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.1562 per share.

        The Company has never declared or paid cash dividends on its Common Stock and has no current intention to declare or pay any dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business. On January 15, 1998, public and underwriter's 5-year warrants, issued pursuant to the Company's initial public offering lapsed and expired.

        As of March 31, 1998, there were approximately 900 holders of the Company's Common Stock, and one holder of the Company's Series C Preferred Stock, the Company's only outstanding classes of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        This information should be read in conjunction with the unaudited financial statements and notes thereto which begin on page F-1 of this report for the years ended December 31, 1997 and 1996, respectively.

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

        In early 1991, the Company began shifting its emphasis from laser printer controller products to the development of its new product line. Since 1991, the Company has made significant changes to its business, management and operations. However, until September 1993, substantially all of the Company's revenues were derived from business activities involving the Company's laser printer technology and technology licensing agreements. In September 1993, the Company sold substantially all of the assets and inventory of the laser printer business to National Computer Systems, Inc. ("NCS"). Since that time, the Company has not generated significant revenues from sales of its OCTuS PTA product due to poor product sales and lack of broad market acceptance. As a result, in 1994, the Company was required to significantly downsize its staff and reduce its operating expenses, which continued into 1995. See Part I, "Description of Business," "--Employees," and "--Factors Which May Affect Future Results," "---Restructuring of Operations."

        In March 1995, the Company engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. Since that time, the Company has focused its efforts on the licensing of its OCTuS PTA technology to third parties for incorporation by such parties into their own respective product lines. Although several companies have expressed interest in licensing the Company's technology, no significant licensing arrangements have been entered into to date, nor can there be any assurance that the revenue from any such licensing agreements will be sufficient to sustain the Company's operations. In such case, the Company will be required to curtail business altogether. In March of 1997, Cintech elect not to renew its agreement with the Company, thereby leaving the Company with no current means of distribution of its products. See Part I, "Description of Business," "--OCTuS PTA", "--Strategic Alliances and Market Reception," and "--General Distribution Strategy."

        The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 1997 and December 31, 1996; and the calendar years ended December 31, 1996 and December 31, 1995.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

        The following table sets forth certain revenue and expense classifications as a percentage of revenues:


                                              FOR THE YEAR ENDED DECEMBER 31,
                                                  ----------------------
                                                   1997           1996
                                                  -------        -------
Revenues:
   Royalties and technology income                  100.0%         100.0%
    Income from release
                                                  -------        -------
                                                    100.0%         100.0%
                                                  -------        -------

Operating expenses:
  Cost of sales                                      88.3%          --
  Selling, general and administrative               216.5%         498.8%
  Interest                                           26.2%          14.8%

                                                  -------        -------
                                                      331%         513.6%
                                                  -------        -------

Gain (Loss) before income taxes                    (231.1%)      (433.39%)
                                                  -------        -------
Income tax benefit                                                  20.6%
Net income (loss) before extraordinary item        (231.1%)      (412.79%)
Extraordinary item                                                  30.7%
Net income (loss)                                  (231.1%)      (382.11%)
                                                  -------        -------


CALENDAR YEAR 1997 COMPARED TO CALENDAR YEAR 1996

        ROYALTY AND TECHNOLOGY INCOME. Royalty and technology income increased $44,997.16, or 89.9%, from $50,000 for the fiscal year ending December 31, 1996 to $94,997.16 for the fiscal year ending December 31, 1997. Such amount for the current fiscal year ended December 31, 1997 represents royalty income and payments for modifications to the standard OCTuS PTA product received from Ascom Telecommunications Limited of the United Kingdom ("Ascom").

        INTEREST INCOME. There was no interest income for the fiscal year ending December 31, 1997, which represented no change, from the same period in 1996.

        COST OF SALES. There was an $83,887.66 cost of sales for the fiscal year ending December 31, 1997, compared with no cost of sales for the fiscal year ending December 31, 1995. Cost of sales as a percentage of net sales for the fiscal year ending December 31, 1997 was 88.3% compared to 0.0% for the fiscal year ending December 31, 1996. This increase is associated with the subcontract fees paid to accomplish the modifications to the standard OCTuS PTA on behalf of Ascom.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for calendar year 1997 increased $37,131, from $286,507 in the fiscal year ending December 31, 1996 to $249,376 in the fiscal year ending December 31, 1997. The increase of 12.9%, reflects primarily a lack of significant sales which resulted in the Company expending its limited cash resources in order to fund operating expenses.

        RESEARCH AND DEVELOPMENT. There were no significant research and development expenses for the fiscal years ending December 31, 1997 and 1996; as such, these expenses were recorded as general and administrative expenses for the fiscal year ending December 31, 1997 and 1996. Research and development expenses in the fiscal year ending December 31, 1995, were also insignificant, but the research and development expenses in the fiscal year ending December 31, 1994 were $2,347,000. The decrease reflects the Company's curtailment of resources with respect to the development of its OCTuS PTA product line as the product transitioned from development to marketing stage. In addition, due to reduced capital resources, the Company eliminated or suspended certain future projects and eliminated its research and development staff.

        NET LOSS/GAIN. The Company experienced a net loss of $219,101 for the fiscal year ended December 31, 1997. This reflects an increase of $28,045 over the loss of $191,056 for the fiscal year ended December 31, 1996.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

        The following table sets forth certain revenue and expense classifications as a percentage of revenues:


                                              FOR THE YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                    1996            1995
                                                  -------         -------
Revenue
   Net sales                                         --              21.2%
   Royalties and technology income                    100%           62.5%
   Income from release agreement                     --              16.1%
   Interest                                          --                .2%
                                                  -------         -------
                                                      100%            100%
                                                  -------         -------

Costs and expenses:
  Cost of sales                                     498.8%           12.8%%

  Selling, general and administrative                --              47.8%
  Research and development                           --              --
  Interest                                           14.8%             .2%

                                                  -------         -------
                                                    513.6%           60.8%
                                                  -------         -------

Gain (Loss) before income taxes                   (433.39%)          39.2%
                                                  -------         -------
Income tax benefit                                   20.6%            2.3%
Net income (loss) before extraordinary item       (412.79%)          41.5%
Extraordinary item                                   30.7%            3.3%
Net income (loss)                                 (382.11%)          44.8%
                                                  =======         =======
Cost of sales as a percent of net sales              --              60.3%
                                                  =======         =======


CALENDAR YEAR 1996 COMPARED TO CALENDAR YEAR 1995

        NET SALES. Net sales for the year ending December 31, 1996 were $0, representing a decrease of $317,000 or 100% from the $317,000 for the same period in 1995. This lack of sales is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

        ROYALTY AND TECHNOLOGY INCOME. Royalty and technology income decreased $885,720, or 94.7%, from $935,000 for the fiscal year ending December 31, 1995 to $50,000 for the fiscal year ending December 31, 1996. The decrease in royalty and technology income was due primarily to the inability of Cintech to sell substantial amounts of the retail version of OCTuS PTA in North America in 1996 under its agreement with the Company. The large royalty income in 1995 reflects the pro-rata recognition of a $3,000,000 gross lump sum prepayment from the Company's then-licensee in September 1992. The Company amortized this payment up through August 1995, when the original license agreement expired.

        INTEREST INCOME. Interest income for the fiscal year ending December 31, 1996 was $0, representing a decrease of $3,000 or 100% from the $3,000 received for the comparable period for the fiscal year ending December 31, 1995. The decrease resulted from the Company's use of cash on hand to fund operating expenses in the fiscal year ending December 31, 1996 and lack of cash reserves due to poor operating cash flow.

        COST OF SALES. Cost of sales for the fiscal year ending December 31, 1996 of $0, represents a decrease of $191,000 or 100%, from $191,000 for the fiscal year ending December 31, 1995. The decrease relates primarily to lack of product sales in the fiscal year ending December 31, 1996 as compared to the fiscal year ending December 31, 1995. This lack of sales is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for calendar year 1996 decreased $452,537 or 64.5%, in the fiscal year ending December 31, 1995 to $249,000 in the fiscal year ending December 31, 1996. This decrease reflects primarily a shift in expenses related to significant restructuring and downsizing of the Company which took place during the 1995 and earlier calendar years due to lack of significant sales which resulted in the Company expending its limited cash resources in order to fund operating expenses.

        RESEARCH AND DEVELOPMENT. There were no significant research and development expenses for the fiscal year ending December 31, 1996; as such, these expenses were recorded as general and administrative expenses for the fiscal year ending December 31, 1996. This reflects no significant change from the fiscal year ending December 31, 1995, where such expenses were also recorded as general and administrative expenses due to their insignificant number.

        NET LOSS/GAIN. The Company experienced a net loss of $191,056 for the fiscal year ended December 31, 1996. However, net gain for the fiscal year ended December 31, 1995 was $670,000 It should be noted that the net gain recorded for the fiscal year ended December 31, 1995 primarily reflects one-time receipts of revenue by the Company in connection with its transition from a sales and marketing company to a licensing organization as well as a reduction in expenses associated with substantial reductions in force and other operating costs necessitated by lack of significant product sales and resultant decreases in available cash resources.


        LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS

        As of December 31, 1997 the Company had significant tax credit and research carryforwards for federal tax reporting purposes which expire through 2008. Additionally, the Company has federal and state net operating loss carryforwards, expiring through 2008. Because of a substantial change in the Company's ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carryforwards generated prior to the Company's initial public offering.

        LIQUIDITY AND CAPITAL RESOURCES

        For the year ended December 31, 1997 the Company incurred a net loss of $219,101. Cash on hand as of March 31, 1998 was $1,100. In March 1997, Cintech elected not to renew its license to distribute OCTuS PTA. However, Cintech has stated in its public releases that it intends to use the OCTuS technology with other proprietary products. Management believes that without an influx of significant new revenues from the licensing of the Company's products, the Company's cash on hand and revenues from operations will not be sufficient to sustain its operations through the rest of 1998. Although the Company has actively been pursuing such licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. The Company currently has been meeting its additional liquidity needs through loans from ATI. The loan balance, $261,811 as of December 31, 1997, has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five
(5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. Although ATI has advanced funds, on a monthly basis, to the Company to meet its current cash requirements, there is no commitment from ATI to continue these advances. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to cease business activities altogether. See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."

ITEM 7. FINANCIAL STATEMENTS.

        The full text of the Company's audited financial statements for the fiscal year ended December 31, 1997 begins on page F-1 of this Report.

ITEM 8. ACCOUNTING AND FINANCIAL DISCLOSURE.

        On March 12, 1996, the Company's Board of Directors engaged Hollander, Gilbert & Co. as the Company's principal accountant to audit its financial statements. The firm of Hollander, Gilbert & Co. has continued to act as the Company's principal accountant during the fiscal year ending December 31, 1997.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 which information is incorporated herein.

ITEM 10. EXECUTIVE COMPENSATION.

        Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 which information is incorporated herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 which information is incorporated herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 which information is incorporated herein.

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

                                       OCTUS, INC.


Date:   March, 28, 1998.                    /s/ John C. Belden
                                 --------------------------------------------
                                              John C. Belden
                                     President & CEO/Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 1998.


Signature                                      Title                               Date
---------                                      -----                               ----
/s/ John C. Belden                 President (Principal Executive Officer,      March 28, 1998
------------------                 Principal Financial & Accounting
John C. Belden                     Officer) Director


/s/ Donald O. Aldridge             Director and Chairman of the                 March 28, 1998
----------------------             Board
Donald O. Aldridge

/s/ Robert A. Freeman              Director                                     March 28, 1998
---------------------
Robert A. Freeman

/s/ Gilbert Holloway               Director                                     March 28, 1998
--------------------
Gilbert Holloway

/s/ Lucille Lansing                Director                                     March 28, 1998
--------------------
Lucille Lansing

/s/ Lawrence Taggart               Director                                     March 28, 1998
--------------------
Lawrence Taggart

   EXHIBIT INDEX


                                                                              SEQUENTIALLY
EXHIBIT                                                                          NUMBERED
NUMBER                   DESCRIPTION NUMBERED                                      PAGE
------                   --------------------                                      ----
3.1             Amended and Restated Articles of Incorporation                     +

3.1.1           Certificate of Determination of Preferences of
                Series C Preferred Stock of OCTuS, Inc.                            ++

3.2             Amended Bylaws                                                     !

9               Irrevocable Proxy from Tokyo Electric Co., Ltd.
                (included in Exhibit 10.26.1)                                      *

10.3            Sample Warrant                                                     *

10.4            Amended and Restated 1987 Nonstatutory Stock                       +
                Option Plan

10.5            Form of Stock Option Agreement, Non-Qualified
                Options, 1987 Plan                                                 *

10.6            Amended and Restated 1988 Nonstatutory Stock                       *
                Option Plan

10.7            Form of Stock Option Agreement, Non-Qualified
                Options, 1988 Plan                                                 *

10.8            Amended and Restated 1992 Key Executive Stock                      *
                Purchase Plan

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

10.20           Warrant, Caledonian European Securities Ltd.,
                dated July 15, 1993                                                **

10.21           Warrant, Neil Haverty, dated July 15, 1993                         **

10.22           Warrant, Maroon Bells Capital Partners, Inc.,
                dated July 15, 1993                                                **

10.23           Promissory Note of Nolan K. Bushnell, dated as
                of February 8, 1993, payable to OCTuS, Inc.                        **

10.24           Stock Pledge Agreement by Nolan K. Bushnell in
                favor of OCTuS, Inc., dated February 8, 1993, as amended           **
                October 7, 1993

10.25           Purchase and Sale Agreement dated September 14,
                1993 by and between OCTuS, Inc. and National Computer              **
                Systems, Inc.

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

10.29           Promissory Note dated December 1, 1995 from
                OCTuS, Inc. to Maroon Bells Capital Partners, Inc.                 &

10.30           Stock and Warrant Purchase Agreement dated June
                24, 1996 by and between OCTuS, Inc. and Advanced
                Technologies International, Ltd.                                   ++

10.31           Warrant to Purchase Common Stock from OCTuS,
                Inc. to Advanced Technologies International, Ltd. dated
                June 24, 1996                                                      ++

10.32 Agreement dated as of August 8, 1996 relating to settlement

                                                                              SEQUENTIALLY
EXHIBIT                                                                          NUMBERED
NUMBER                   DESCRIPTION NUMBERED                                      PAGE
------                   --------------------                                      ----
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

                          INDEX TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1997


Report of Independent Auditors                                           F-2

Balance Sheets as of December 31, 1996 and 1997                          F-3

Statements of Operations -
   Years Ended December 31, 1996 and 1997                                F-4

Statement of Changes in Shareholders' Deficiency -
   Years Ended December 31, 1996 and 1997                                F-5

Statements of Cash Flows -
   Years Ended December 31, 1996 and 1997                                F-6

Notes to Financial Statements                                            F-7

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
OCTUS, INC.

We have audited the accompanying balance sheets of OCTuS, Inc. as of December 31, 1996 and 1997, and the related statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 1996 and 1997, and the results of operations, shareholders' deficiency and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficit and a shareholders' deficiency of $360,382 as of December 31, 1997. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                            HOLLANDER, GILBERT & CO.

Los Angeles, California
March 16, 1998

                                   OCTUS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997


                                                            1996                1997
                                                        ------------        ------------
                        ASSETS
CURRENT ASSETS
   Cash                                                 $     12,902        $
                                                        ------------        ------------
       TOTAL CURRENT ASSETS                                   12,902

PROPERTY AND EQUIPMENT, Net (Note 3)                           5,226
                                                        ------------        ------------
                                                        $     18,128        $
                                                        ============        ============

         LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                     $     30,518        $     34,302
   Accrued liabilities                                        23,891              39,269
   Convertible note payable (Note 5)                          25,000              25,000
   Advances payable (Note 5)                                  70,000             261,811
   Unearned royalty                                           10,000
                                                        ------------        ------------
       TOTAL CURRENT LIABILITIES                             159,409             360,382
                                                        ------------        ------------


COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' DEFICIENCY (Notes 6 and 7)
   Preferred Stock - authorized 2,000,000
     Shares, issued and outstanding
     250,000 shares                                          151,000             151,000
   Common Stock - no par value;
     Authorized 20,000,000 shares in 1996 and
      100,000,000 shares in 1997, issued and
      outstanding 4,222,922 shares                        21,966,577          21,966,577
   Accumulated deficit                                   (22,258,858)        (22,477,959)
                                                        ------------        ------------

       TOTAL SHAREHOLDERS' DEFICIENCY                       (141,281)           (360,382)
                                                        ------------        ------------
                                                        $     18,128        $
                                                        ============        ============


        The accompanying notes are an integral part of these statements.

                                   OCTUS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                            1996               1997
                                                         -----------        -----------
 ROYALTIES AND TECHNOLOGY INCOME (Notes 1 and 4)         $    50,000        $    94,997
                                                         -----------        -----------



OPERATING EXPENSES
   Selling, general and administrative                       249,376            286,507
   Depreciation and amortization                               9,902              2,981
   Interest                                                    7,423             24,610
                                                         -----------        -----------
       TOTAL OPERATING EXPENSES                              266,697            314,098
                                                         -----------        -----------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                    (216,697)15           (219,101)
INCOME TAX BENEFIT (Note 9)                                   10,300
                                                         -----------        -----------
LOSS BEFORE EXTRAORDINARY ITEM                           (206,397)15           (219,101)

EXTRAORDINARY ITEM - Gain from forgiveness of
debt, Net of income taxes of $10,300 in 1996 (Note 11)        15,341
                                                         -----------        -----------

NET LOSS                                                 $  (191,056)       $  (219,101)
                                                         ===========        ===========

BASIC NET LOSS PER COMMON SHARE
   Net loss before extraordinary item                    $      (.05)       $      (.05)
   Extraordinary gain
   NET LOSS                                              $      (.05)       $      (.05)
                                                         ===========        ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                 4,222,922          4,222,922
                                                         ===========        ===========


        The accompanying notes are an integral part of these statements.

                                   OCTUS, INC.
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 1996 AND 1997


                                  PREFERRED STOCK            COMMON STOCK        ACCUMULATED
                                 -------------------    ----------------------
                                  SHARES     AMOUNT       SHARES     AMOUNT        DEFICIT             AMOUNT
                                 -------    --------    ---------  -----------   ------------        ---------
BALANCE, DECEMBER 31, 1995                              4,222,922   21,966,577   $(22,067,802)       $(101,225)
Issuance of
preferred stock                  250,000     151,000                                                   151,000
Net loss                                                                             (191,056)        (191,056)
                                 -------    --------    ---------  -----------   ------------        ---------

BALANCE, DECEMBER 31, 1996       250,000     151,000    4,222,922   21,966,577    (22,258,858)        (101,225)

Net loss                                                                             (219,101)        (219,101)
                                 -------    --------    ---------  -----------   ------------        ---------
BALANCE, DECEMBER 31, 1997       250,000    $151,000    4,222,922  $21,966,577   $(22,477,959)       $(360,382)
                                 =======    ========    =========  ===========   ============        =========


        The accompanying notes are an integral part of these statements.

                                   OCTUS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                            1996             1997
                                                          ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(191,056)       $(219,101)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
       Depreciation and amortization                          9,902            2,981
       Gain on disposal of property and
         equipment                                           (5,629)
       Gain from forgiveness of debt                        (25,641)
       Changes in operating assets and liabilities:
         Receivables                                         12,275
         Prepaid expenses and other                             752
         Accounts payable                                   (29,390)           5,666
         Accrued liabilities                                 12,326)          15,378
         Deferred revenue                                    10,000          (10,000)
                                                          ---------        ---------
          NET CASH USED BY OPERATING ACTIVITIES            (206,461)        (205,076)
                                                          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property and equipment                   (3,368)
   Proceeds from disposition of fixed assets                  7,344            2,245
                                                          ---------        ---------
          NET CASH PROVIDED BY INVESTING ACTIVITIES           3,976            2,245
                                                          ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of capital leases                                (4,156)          (1,882)
   Proceeds from borrowings                                  70,000          191,811
   Loans from officers                                       (4,050)
   Proceeds from issuance of preferred stock                151,000
                                                          ---------        ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES            212,794          189,929
                                                          ---------        ---------
NET INCREASE (DECREASE) IN CASH                              10,309          (12,902)
CASH AT BEGINNING OF YEAR                                     2,593           12,902
                                                          ---------        ---------
CASH AT END OF YEAR                                       $  12,902        $    --
                                                          =========        =========
OTHER CASH INFORMATION
   Interest paid                                          $   4,923        $   4,796
                                                          =========        =========


        The accompanying notes are an integral part of these statements.

                                   OCTUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of the Business - OCTuS Inc. (the "Company") was formed as a California corporation in 1983. From incorporation to 1991, the Company's principal business activities involved the design, development and distribution of controllers for non-impact printers and related laser printer products. In 1991, the Company became primarily engaged in the design, development, marketing and distribution of hardware and software products for use in the computer telephone integration (CTI) market. The Company's products are focused on the unification of the personal computer and the telephone in the office environment.

        In September 1993, the Company sold the assets and certain of the liabilities related to its printer products line to National Computer Services ("NCS") for approximately $900,000 and NCS assumed liabilities of approximately $200,000 for prepaid maintenance. NCS also agreed to pay OCTuS royalties for future sales of printer products for a five-year period only to the extent that cumulative royalties exceed $258,000. The Company recognized a loss on the sale of the printer products line of $225,000. In February 1995, the Company and NCS negotiated a buy-out of the royalty requirement in exchange for $160,000.

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

        The Company reviews for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Revenue Recognition - Revenue from product sales is recognized when goods are shipped and royalties are recognized as earned over the respective contract terms.

        Research and Development - Research and development costs are expensed in the period incurred.

        Net Loss Per Common Share - The FASB issued statement No. 128, "Earnings per Share", effective for the Company's fiscal year ended December 31, 1997 and required restatement of the earnings per share ("EPS") data for the 1996 fiscal year to conform to the statement. The restatement had no effect on net loss per share for 1996. FASB No. 128 simplifies the computation of EPS by requiring companies with complex capital structures to report basic EPS instead of primary EPS, and replaces fully-diluted EPS with diluted EPS. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the number of common shares outstanding increased by exercisable or convertible securities. Diluted EPS is the same as basic EPS in 1996 and 1997 as a result of the loss from continuing operations.

        Stock-Based Compensation - The Company adopted only the disclosure requirements of SFAS No. 123 and continues the intrinsic value-based method. Nonetheless, due to the limited volume of trading in the Company's common stock, such disclosures are not determinable by the Company.

        Reclassifications - Certain 1996 balances have been reclassified to conform with the current year's presentation.


2.      DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

        Going Concern and Lack of Revenue and Liquidity - The Company incurred a net loss of $219,101 for the year ended December 31, 1997, and has an accumulated deficit of $22,477,959 at December 31, 1997. Due to the Company's increasing capital constraints, management has focused its effort on licensing the Company's core technology and curtailing further research and development. Management believes that the potential establishment of revenue-generating license agreements, combined with potential additional financing, would enable it to meet the liquidity requirements of the Company; however, at present the Company has no commitments for significant licensing agreements and does not believe its current licensing agreements are sufficient to provide for the continued viability and operations of the Company. Although the Company has been meeting its obligations through a month to month, $15,000 monthly loan from ATI, there is no assurance that such loans will be available in the future. Furthermore, the Company has no other commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should management be unable to enter into significant licensing agreements and obtain additional capital when and as needed, it could be forced to cease the Company's business activities altogether and liquidate the Company's net assets. Additionally, there is no assurance the Company will not require additional capital resources in the conduct of its planned business activities. In the absence of the establishment of significant revenue generating licensing agreements and general market acceptance of the Company's technology, there is no assurance that the Company will have the ability to continue as a going concern. Although ATI has advanced funds, on a monthly basis, to the Company to meet its current cash requirements, there is no commitment from ATI to continue these advances.

        On March 9, 1998, the Company received notice that its contract to develop computer telephony software for its only customer has been terminated. The loss of this contract for its OCTuS PTA software will further seriously impair the ability of the Company to sustain operations unless alternative business opportunities are developed.

3.      PROPERTY AND EQUIPMENT

        Property and equipment was comprised of the following at December 31, 1996 and 1997:

                                    1996     1997
                                   -------  -------
Computer equipment                 $16,290  $12,922
Furniture and fixtures              19,122   19,122
                                   -------  -------
                                    35,412   32,044
Less accumulated depreciation and  (30,186) (32,044)
                                   -------  -------
amortization                       $ 5,226  $     -
                                   =======  =======

4.      RELATED PARTY BALANCES AND TRANSACTIONS

        During 1997, the Company paid $74,725 in engineering fees to Robert Freeman, a director of the Company.

        In January 1995, the Company engaged Maroon Bells Capital Partners, Inc. ("MBC"), a company managed by Theodore Swindells, a former director of OCTus, to perform certain merger and acquisition consulting services for OCTus. OCTus agreed to pay MBC a specified percentage of the cash value of any transaction resulting from MBC's services (see Note 5).

5.      NOTES AND ADVANCES PAYABLE

        On December 1, 1995, Maroon Bells Capital Partners, Inc. (Note 4) advanced $25,000 to the Company for working capital purposes. The note bears interest at 8% and was due with accrued interest on November 30, 1997. Additionally, the note may be converted at any time into shares of the Company's Common Stock at the rate of $.25 per share. The note also contains certain acceleration and anti-dilution clauses upon conversion. Maroon Bells was also granted 25,000 warrants with a nominal fair market value, to purchase the Company's Common Stock at a price per share of $.25. The warrants are for a five-year period. The note was paid in full on March 3, 1998.

        During 1996 and 1997, the Company's Series C Preferred Stock holder advanced to the Company a total of $70,000 and $191,811, respectively, for working capital purposes. Such advances bear interest at 10% and are due and payable, with accrued interest, upon the Company receiving sufficient funds from the exercise of the common stock warrants held by the Series C Preferred Stock holder.


6.      SHAREHOLDERS' DEFICIENCY

        Common Stock - On January 15, 1993, the Company completed an offering of 2,000,000 units at the initial public offering price of $6.00 per unit. Each unit consisted of one share of Common Stock, no par value, and one common stock purchase warrant.

        Each warrant entitles the registered holder to purchase one share of Common Stock from the Company until January 15, 1998. The holders of the warrants have certain anti-dilution protection upon the occurrence of certain events. Due to completion of a private offering of unregistered Common Stock in July 1994, the Company adjusted the exercise price of the warrants and the number of shares. Accordingly, the exercise price of one share of Common Stock purchased pursuant to each warrant decreased from $7.00 per share to $6.49 per share. In addition, the total number of warrants increased from 2,000,000 to 2,157,660. These warrants expired unexercised on January 15, 1998.

        The Company's Common Stock, units and warrants were delisted from the NASDAQ Small-Cap Market as of February 1, 1995 due to the Company's inability to meet that markets minimum capital and surplus requirements. Since that time, the Company's securities have been trading on the OTC Bulletin Board.

        In connection with the initial public offering described above, the Company sold to the underwriter, for a nominal consideration, five-year warrants to purchase Common Stock of the Company. The underwriter's warrants contain anti-dilution provisions providing for adjustment of the exercise price and the number and type of securities issuable upon exercise of the underwriter's warrants upon the occurrence of certain events. As of December 31, 1997, underwriter's warrants provide for the acquisition of 438,484 shares of the Company's Common Stock. The underwriter's warrants expired unexercised on January 15, 1998.

        During 1995 and 1996, the Company also issued warrants to purchase the Company's Common Stock to a consultant (Note 5) and to the purchaser of the Company's Series C Preferred Stock in connection with the transaction described below.

        On June 7, 1997, the Company increased the number of authorized shares of its Common Stock from 20,000,000 to 100,000,000.

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

        Cumulative dividends, unpaid on Series C Preferred Stock amounted to $13,685 at December 31, 1997.


7.      STOCK OPTION PLANS

        The Company has various stock option plans and has reserved a total of 1,045,423 shares of common stock at December 31, 1997, for option grants to directors, officers, employees, consultants of the Company and any subsidiary or parent of the Company. Such options are generally granted at current values, vest over three to five years, and expire not more than five years from date of grant.

        On February 3, 1997, the Company granted non-qualified options to purchase 50,000 shares of its Common Stock to directors of the Company. These options are fully vested and executable at $.125 per share.

        Transactions under all stock option plans are summarized as follows:


                                       NUMBER OF       OPTION PRICE
                                        SHARES          PER SHARE
                                       --------        -------------
Outstanding at December 31, 1995        392,862        $.13 - $ 6.38
   Options granted                      200,000               $  .25
   Options expired                     (128,063)       $.13 - $ 3.68
                                       --------        -------------
Outstanding at December 31, 1996        464,799        $.13 - $ 3.68
   Options granted                       50,000               $  .25
   Options expired                         --
                                       --------        -------------
Outstanding at December 31, 1997        514,799        $.25 - $ 3.68
                                       ========        =============


        At December 31, 1997, options for 264,799 shares of Common Stock were exercisable under all option plans.

8.      EMPLOYEE BENEFIT PLAN

        The Company has an Internal Revenue Code Section 401(k) savings and retirement plan to provide employees with retirement benefits through a program of regular savings supplemented by Company contributions. The Company's funding policy is to make matching contributions in a range from 0% to 100% of employee contributions, pursuant to the plan, up to a maximum of 6% of a participant's gross earnings. For the years ended December 31, 1996 and 1997, the Company made matching contributions to the plan of $4,400 and $2,640, respectively.

9.      INCOME TAXES

        There was no current provision for Federal or state income taxes in 1996 and 1997 due to taxable losses. Deferred tax assets at December 31, 1996 and 1997 are comprised of the following:


NOL carryforwards              $ 8,736,400        $ 8,836,200
Foreign and research             1,083,700            895,000
tax credits
Depreciation                         2,700              1,500
Other                                1,300              2,500
                               -----------        -----------
                                 9,824,100          9,735,200
Less valuation allowance        (9,824,100)        (9,735,200)
                               -----------        -----------
                               $        --        $        --
                               ===========        ===========


        As of December 31, 1997, the Company has federal net operating loss carryforwards of approximately $23,235,000, available to reduce future federal taxable income which expire through 2012. The Company also has foreign tax credit and research credit carryforwards for federal tax reporting purposes totaling approximately $692,000, which expire through 2008. Because of a substantial change in the Company's ownership resulting from the consummation of an initial public offering on January 15, 1993, an annual limitation of approximately $243,600 has been placed on the amount of tax credit and net operating loss carryforwards generated prior to the public offering which can be utilized.

        In certain circumstances which are specified in Section 382 of the Internal Revenue Code, a 50% or more ownership change to any combination of significant shareholders (those owning 5% or more of the Company's outstanding stock) of the Company during any three-year period would result in a limitation on the Company's ability to utilize its net operating loss carryforward and realize the benefit of future tax deductions. The last application of Section 382 to the Company was in connection with its initial public offering of January 15, 1993. Subsequent significant changes in ownership could trigger additional limitations on the utilization of the Company's operating loss carryforwards.


10.     COMMITMENTS AND CONTINGENCIES

        Facilities - During 1995, the Company relocated its headquarters resulting in a substantial reduction in its monthly rent. The Company's current offices are occupied rent-free on the premises of an affiliate of the Company's Series C Preferred Stock holder. Rent expense was $3,473 for the year ended December 31, 1996.

        Employment Agreement - Effective July 17, 1996, the Board of Directors authorized and approved a two year Employment Agreement for its Chief Executive Officer, John Belden, at a monthly rate of $8,000. The Agreement provides that in the event the Company does not have sufficient funds to meet its payroll obligations, the Company is not obligated to pay Mr. Belden any balance due under this Agreement. Concurrently, the Board of Directors granted Mr. Belden an option to purchase 200,000 shares of the Company's Common Stock pursuant to the Company's 1988 Non-Statutory Stock Option Plan. The grant is at an option price of $.25 per share and vests at the rate of 50,000 shares per year over a four-year period.

11.     EXTRAORDINARY ITEM

        During 1996 payables were settled for less than their face amount resulting in an extraordinary gain of $15,341, net on income taxes of $10,300.