Form 10QSB
period 1998-03-31
OCTUS INC
filed 1998-05-13
CIK 891462

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

          4520 EXECUTIVE DRIVE, PLAZA ONE, SAN DIEGO, CALIFORNIA 92121
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

March 31, 1998        Common Stock, no par value                 4,222,922
(Date)                (Class)                               (Number of Shares)

                      Series C Preferred Stock                     250,000
                      (Class)                               (Number of Shares)

Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

                                   OCTUS, INC.
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED March 31, 1998

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                Condensed Balance Sheets at March 31, 1998 and             3
                December 31, 1997

                Condensed Statements of Operations for the three           4
                months ended March 31, 1998 and 1997

                Condensed Statements of Cash Flows for the three           5
                months ended March 31, 1998 and 1997

                Notes to Condensed Financial Statements                    6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                       7

PART II. OTHER INFORMATION                                                 13

SIGNATURES                                                                 14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCTUS, INC.
CONDENSED BALANCE SHEETS


                                                MARCH 31,     DECEMBER 31,
                                                  1998            1997
ASSETS                                        (UNAUDITED)
                                              ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                   $      1,500    $          0
  Accounts receivable                                    0               0
  Other current assets                                   0               0
                                              ------------    ------------
   TOTAL CURRENT ASSETS                              1,500               0

Property and equipment                                   0               0
                                              ------------    ------------

   TOTAL ASSETS                               $      1,500    $          0
                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $     22,400    $     34,300
  Accrued liabilities                               12,600          39,300
  Convertible note payable                               0          25,000
  Advances Payable                                 371,400         261,800
                                              ------------    ------------
   TOTAL CURRENT LIABILITIES                       406,400         360,400




                                              ------------    ------------

                                              ------------    ------------
   TOTAL LIABILITIES                               406,400         360,400

Shareholders' Equity:
Preferred Stock - authorized 2,000,000             151,000         151,000
  Common stock, no par value,
    20,000,000 shares authorized, 4,222,922
    shares issued and outstanding               21,966,600      21,966,600
  Common Stock Warrants                                  0               0
  Accumulated deficit                          (22,522,500)    (22,478,000)
                                              ------------    ------------
   TOTAL SHAREHOLDERS' DEFICIENCY                 (404,900)       (360,400)
                                              ------------    ------------
                                              $      1,500    $          0
                                              ============    ============

                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                               -----------------------------------
                                                   1998                   1997
                                               ------------           ------------
Revenues:
  Net sales                                    $          0           $          0
  Royalties & Technology Income                      10,000                      0
  Interest                                                0                      0
                                               ------------           ------------
                                                     10,000                      0
                                               ------------           ------------

Costs and expenses:
  Cost of sales                                      10,000                      0
  Selling, general and administrative                43,000                 54,000
  Research and development                                0                      0
  Interest                                            1,000                  1,000
                                               ------------           ------------
                                                     54,000                 55,000
                                               ------------           ------------

Net loss before income taxes                        (44,000)               (55,000)

                                               ============           ============
Net loss                                       ($    44,000)          ($    55,000)
                                               ============           ============


Net loss per common share                      ($      0.01)          ($      0.01)
                                               ============           ============


Shares used in per share calculation              4,222,922              4,222,922
                                               ============           ============

                   See notes accompanying financial statements

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------
                                                                 1998                    1997
                                                             ------------            ------------
Cash flow from operating activities:
Net loss                                                     ($    44,000)           ($    55,000)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                       0                   1,000
    Loss on disposal of property and equipment                          0                       0
    (Decrease) increase in accounts receivable                          0                       0
    Decrease (increase) in inventories                                  0                       0
    Decrease (increase) in other current assets                         0                       0
    Decrease in other noncurrent assets                                 0                       0
    Increase in accounts payable                                  (12,000)                 (1,000)
    Decrease in accrued liabilities                                (4,000)                (10,000)
    Decrease in deferred revenue                                        0                       0

                                                             ------------            ------------
Net cash used by operating activities                             (60,000)                (65,000)
                                                             ------------            ------------

Cash flow from investing activities:
    Expenditures for property and equipment                             0                   2,000
    Loans to officers                                                   0                       0
    Proceeds from sale of fixed assets                                  0                       0
                                                             ------------            ------------
Net cash provided by investing activities                               0                   2,000
                                                             ------------            ------------

Cash flow from financing activities:                                                            .
    Proceeds from borrowings                                       62,000                  55,000
    Payments of capital leases and long-term debt                       0                  (1,000)
                                                             ------------            ------------
Net cash provided by financing activities                          62,000                  54,000
                                                             ------------            ------------

Net decrease in cash and cash equivalents                           2,000                 (11,000)

Cash and cash equivalents at beginning of period                        0                  13,000
                                                             ------------            ------------
Cash and cash equivalents at end of period                   $      2,000            $      2,000
                                                             ============            ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest                                                 $      1,000            $      1,000
                                                             ============            ============

                  See notes accompanying financial statements

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

     In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at March 31, 1998 and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997, and the results of operations for the nine months ended March 31, 1998 and 1997, and its cash flows for the nine months ended March 31, 1998 and 1997. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


NOTE 2. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                         MARCH 31,       DECEMBER 31,
                                           1998              1997
                                       (UNAUDITED)
                                       ------------      ------------
Accounts receivable:
   Trade accounts receivable:          $          0      $          0
   Other                                          0                 0
                                       ------------      ------------
                                       $          0                 0
                                       ------------      ------------

Property and equipment:
  Computer and test equipment          $     13,000      $     13,000
  Furniture and fixtures                     19,000            19,000
                                       ------------      ------------
                                             32,000            32,000
Less accumulated depreciation               (32,000)          (32,000)
                                       ------------      ------------

                                       $          0      $          0
                                       ============      ============

Accrued liabilities:

Compensation and employee benefits     $     12,000      $     10,000
  Other                                           0                 0
                                       ------------      ------------
                                       $     12,000      $     10,000
                                       ============      ============

                                   OCTUS, INC.



NOTE 3. AGREEMENT FOR DISTRIBUTION OF RETAIL PRODUCT IN NORTH AMERICA

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

NOTE 2. EUROPEAN LICENSING AGREEMENT

     On September 5, 1995, the Company entered into a product development and license agreement with Ascom Telecommunications Limited ("Ascom") of the United Kingdom. The agreement provides Ascom with an exclusive license to manufacture and sell to distributors, resellers and end users in Europe a special version of OCTuS PTA which has been modified to operate through the personal computer's serial port with Ascom's proprietary telephone. Said exclusivity shall continue for so long as Ascom sells or otherwise pays OCTuS a specified minimum royalty on a quarterly basis. The agreement provides that Ascom shall pay the Company a total of $65,000 for the required modifications to the standard OCTuS PTA product. To date, the Company has received $60,000 of that amount from Ascom as payment for the required modifications to the standard OCTuS PTA program. Under the agreement, Ascom has the right to access the source code of the product in the event the Company becomes insolvent or is otherwise unable to support the product. In March 1998, Ascom terminated further development of the OCTuS PTA.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

     Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward-looking statements involve risks and uncertainties including but not limited to those referred to below.

     This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended March 31, 1998. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 will provide additional information.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------------
                                                          1998                    1997
                                                      ------------            ------------
Revenues:
  Net sales                                                                        --
Royalties                                                 100.0%                   --
                                                      ------------            ------------
                                                          100.0%                   --
                                                      ------------            ------------

Costs and expenses:
  Cost of sales                                           100.0%                   --
  Selling, general and administrative                     430.0%                   --


  Interest                                                 10.0%                   --
                                                      ------------            ------------
                                                          540.0%                   --

Loss before income taxes                                 (440.0%)                  --
                                                      ------------            ------------
Net loss                                                 (440.0%)                  --
                                                      ============            ============
Cost of sales as a percent of net sales                      --                    --
                                                      ============            ============

     Net Sales. There were no net sales for the three months ended March 31, 1998, which represented no change, from the same period in 1997. This lack of sales is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

     Royalties. There was $10,000 royalty income recorded for the three months ended March 31, 1998, which represented a change of $10,000 or 100%, from the same period in 1997. Such amount for the current period ended March 31, 1998 represents royalty income received from Ascom Telecommunications Limited of the United Kingdom ("Ascom"), which in September 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market.

     Cost of Sales. The Company recorded $10,000 for cost of sales for the three months ended March 31, 1998; an increase of $10,000 from the $0 recorded from the same period in 1997. The increase reflects the completion of the transition of the Company from a sales and marketing company to a licensing organization, as the cost of sales was associated with the upgrading of the OCTuS technology to conform to requirements set by the Company's licensee Ascom. This reflects an increase in royalty income as compared to the same period in the previous year, which was due to completion of the Company's transition from its focus on sales and marketing to one of licensing of its technology.

     Selling, General and Administrative. The Company recorded $43,000 for selling, general and administrative expenses for the three months ended March 31, 1998, a decrease of $11,000, or 20.0 %, from the same period in 1997. This decrease from the prior period is due primarily to the continued downsizing of the Company and the shift from a sales organization to a licensing organization.

     Net Loss. Net loss for the three months ended March 31, 1998 was $44,000, as compared to a $55,000 loss for the same period in 1997.

     LIQUIDITY AND CAPITAL RESOURCES.

     For the three months ended March 31, 1998, the Company posted a net loss of $44,000. The Company's operating and investing activities used cash of $60,000. Cash on hand on March 31, 1998 was $1,500. For the year ended December 31, 1997 the Company incurred a net loss of $219,101. In March 1997, Cintech elected not to renew its license to distribute OCTuS PTA. In March 1998, Ascom terminated further development of the OCTuS PTA program. Management believes that without an influx of significant new revenues from the licensing of the Company's products, the Company's cash on hand and revenues from operations will not be sufficient to sustain its operations through the rest of 1998. Although the Company has actively been pursuing such licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. The Company currently has been meeting its additional liquidity needs through loans from ATI. The loan balance, $371,443 as of March 31, 1998, has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. Although ATI has advanced funds, on a monthly basis, to the Company to meet its current cash requirements, there is no commitment from ATI to continue these advances. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to cease business activities altogether.


                  RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

     HISTORY OF OPERATING LOSSES

     For the calendar year ended December 31, 1997, the Company recorded a loss of $219,101. For the calendar year ended December 31 1996, the Company recorded a loss of $191,056.

     At March 31, 1998, the Company had no tangible assets, no working capital, an accumulated deficit of $22,522,505 and a shareholder' deficit of $404,929. With both the Cintech and the Ascom transactions terminated, and due to the absence of a significant level of sales of the Company's products, either as stand-alone retail units or incorporated into third party products, the Company will continue to generate significant losses. It is unlikely that the Company's existing operations will be successful or will be profitable in the future.


     NEED FOR ADDITIONAL CAPITAL

     The Company's cash on hand as of March 31, 1998 was $1,500, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations unless adequate revenues from sales and licensing of the Company's OCTuS PTA product line develop, of which there can be no assurance. While operations to date are being funded by loans from ATI, one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.


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

     The Company currently has been meeting its additional liquidity needs through loans from ATI. The loan balance, $371,443 as of March 31, 1998, has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. The loans are month to month loans and the continued operations of the Company are wholly dependent on such loans from ATI. There is no assurance that ATI will continue to fund Company or that ATI will exercise its warrants to enable Company to repay such loans to ATI.

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

ITEM 3. DESCRIPTION OF PROPERTY.

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

ITEM 4. LEGAL PROCEEDINGS.

     None.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                                        OCTUS, INC.

Date: April 30, 1997
                                        /s/ JOHN C. BELDEN
                                        -----------------------------------
                                        John C. Belden
                                        President & CEO/
                                        Chief Financial Officer

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

10.28     Product Development and License Agreement dated September 5, 1995 by
          and between Ascom Telecommunications Limited and OCTuS, Inc.                    !

10.29     Promissory Note dated December 1, 1995 from OCTuS, Inc. to Maroon
          Bells Capital Partners, Inc.                                                    &

10.30     Stock and Warrant Purchase Agreement dated June 24, 1997 by and
          between OCTuS, Inc. and Advanced Technologies International, Ltd.               ++

10.31     Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced
          Technologies International, Ltd. dated June 24, 1997                            ++

10.32 Agreement dated as of August 8, 1997 relating to settlement of claims among OCTuS parties and RAS/TAG parties.

11        Statements re: computation of (loss) earnings per share and shares
          used in per share calculation                                                   +++

                                                                                   SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER                       DESCRIPTION NUMBERED                                      PAGE
------                       --------------------                                  ------------
16.1      Letter dated March 13, 1997 from Price Waterhouse to the Securities
          and Exchange Commission                                                         ~

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

~ Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1997.

& Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 as filed with the SEC on March 31, 1997.

++ Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1997 filed with the SEC on August 12, 1997.