Form 10KSB/A
period 1997-12-31
OCTUS INC
filed 1998-07-13
CIK 891462

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                  FORM 10-KSB/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended:                       Commission File Number:
      December 31, 1997                                    0-21092

                                   OCTUS, INC.
           (Name Of Small Business Issuer As Specified In Its Charter)

            California                                      33-0013439
   (State Or Other Jurisdiction Of                        (IRS Employer
    Incorporation Or Organization)                      Identification No.)


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

         (1)  YES    X     NO  ____     (2)  YES     X    NO  _____
                  -------                         -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

Issuer's revenue for the most recent fiscal year:    $94,997
The aggregate market value of the voting stock held by nonaffiliates of the
Issuer: $ 516,426 as of July 10, 1998.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:

     Class:                                 Common Stock, No Par Value
     Outstanding at July 10, 1998:          4,222,922 shares
     Class:                                 Series C Preferred
     Outstanding at July 10, 1998:          250,000 shares

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years ending December 31, 1996 and 1997, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to (i) Mr. Belden, who served as Chief Executive Officer of the Company. No other officers were employed by the Company in 1996 or 1997who earned over $100,000 in annual salary and bonuses (the "named executive officers").

                                                                                      LONG-TERM COMPENSATION
                                                                                              AWARDS
                                                                                    --------------------------
                                                    ANNUAL COMPENSATION
                                        -----------------------------------------
                                                                         (E)           (F)            (G)               (H)
         (A)                                                            OTHER       RESTRICTED     SECURITIES       ALL OTHER
      NAME AND                 (B)          (C)             (D)         ANNUAL        STOCK        UNDERLYING      COMPENSATION
 PRINCIPAL POSITION            YEAR     SALARY($)(1)     BONUS($)    COMPENSATION    AWARDS($)     OPTIONS(#)         ($)(2)
--------------------           ----     ------------     --------    ------------   ----------     ----------      ------------
John C. Belden(1)(2)()....                 96,000              0          0              0          200,000           4,640
                               1996
  President & CEO              1997        96,000              0          0              0                0           9,640





                      ----------

(1) Includes compensation that was accrued and deferred pursuant to the Company's 401(k) Plan.

(2) Includes premium for life insurance policies paid by the Company, 401(k) contributions by the Company, and with respect to Mr. Belden, cash out of accrued and unused service pay.



STOCK OPTION GRANTS TABLE

The following table provides information concerning the grant of stock options to the named executive officers of the Company during fiscal 1996 and 1997. The Company does not have any outstanding stock appreciation rights.

                                              NUMBER OF           % OF TOTAL
                                             SECURITIES            OPTIONS
                                             UNDERLYING           GRANTED TO          EXERCISE
                                              OPTIONS            EMPLOYEES IN          OR BASE         EXPIRATION
         NAME                                GRANTED(#)          FISCAL YEAR         PRICE($/SH)          DATE
        ------                              ------------        --------------      -------------     ------------
    John C. Belden......        1996          200,000                 100%             $0.25          July 17, 2001
                                1997                0                   0               N/A               N/A


OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

   The following table provides information with respect to the named executive officers, concerning the exercise of stock options during fiscal 1997and 1996 and unexercised options held as of the end of fiscal 1997 and 1996.

                                                    NUMBER OF
                                                    SECURITIES       VALUE OF
                                                    UNDERLYING      UNEXERCISED
                                                    UNEXERCISED    IN-THE-MONEY
                                                    OPTIONS AT      OPTIONS AT
                                                     FY-END(#)       FY-END($)
                                                   ------------   --------------
                           SHARES

                          ACQUIRED ON        VALUE           EXERCISABLE/       EXERCISABLE/
      NAME                EXERCISE(#)      REALIZED($)      UNEXERCISABLE       UNEXERCISABLE
     ------              -------------    ------------     ---------------     ---------------
  John C. Belden.           1997  0            0           289,799/100,000           0/0
                            1996               0           100,000/100,000           0/0


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT

     In July, 1996, the Company entered into a new employment agreement with Mr. Belden for a two year period at a salary of $96,000 per year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Voting Stock as of , by (i) each of the Company's named executive officers and directors; (ii) the Company's named executive officers and directors as a group; and (iii) shareholders known by the Company to beneficially own more than 5% of any class of the Company's voting securities. For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., 4520 Executive Drive, Plaza Two, San Diego CA 92121-3018.

                                                   NUMBER OF        NUMBER OF SERIES C
                                                 COMMON SHARES       PREFERRED SHARES
                                                  BENEFICIALLY          BENEFICIALLY
       NAME                                          OWNED                 OWNED            PERCENT OF CLASS
       ----                                      -------------      ------------------      ----------------
       OFFICERS AND DIRECTORS
         Donald O. Aldridge(1)(2)...........         35,000                               0.8% of Common Stock
         Chairman; Director                                                               0.5% of Voting Stock
       John C. Belden(1) President & CEO,                                                 6.4% of Common Stock
         Director...........................        289,799                               3.9% of Voting Stock

                                                                                          3.7% of Voting Stock
       Robert A. Freeman(1)(3)..............         25,000                               0.6% of Common Stock
         Assistant Secretary, Director                                                    0.4% of Voting Stock
       Gilbert N. Holloway(1)...............         25,000                               0.6% of Common Stock
         Director                                                                         0.4% of Voting Stock
       Lucile Lansing(1)(4).................         81,511                               1.9% of Common Stock
         Director                                                                         1.2% of Voting Stock
       Lawrence W. Taggart(1)...............         25,000                               0.6% of Common Stock
         Secretary, Director                                                              0.4% of Voting Stock
       Advanced Technologies
         International,.....................      3,000,000              250,000          44.6% of Common Stock
         Ltd.(5)                                                                          100% of Preferred Stock
                                                                                          56.6% of Voting Stock
       EXECUTIVE OFFICERS AND DIRECTORS AS A
         GROUP
                                                                                          10.2% od Common Stock
         (6 persons)(1).....................       481,310
                                                                                          6.4% of Voting Stock


---------

(1) Includes the following shares issuable upon exercise of stock options which are exercisable within 60 days from: Mr. Aldridge, 25,000;
     Mr. Belden, 289,799; Mr. Freeman, 25,000; Mr. Holloway, 25,000;
     Ms. Lansing, 25,000 and Mr. Taggart, 25,000.

(2) Mr. Aldridge's address is 159 Orange Blossom Circle, Folsom, California 95630-8117.

(3)  Mr. Freeman's address is. 525 Seabright Lane, Solana Beach, CA 92075

(4) Shares shown include 48,514 shares of Common Stock held by Special Opportunities, L.P., of which Lansing Financial Group, Inc., Lucile Lansing, President, is General Partner. Ms. Lansing holds 7,297 shares pursuant to the Lansing Financial Group Pension Plan; the Lansing Financial Group Pension Plan also holds public warrants to purchase 700 shares of Common Stock.

(5) As reported in a Schedule 13D filed by Advanced Technologies International, Ltd. ("ATI") on July 12, 1996. ATI owns warrants to purchase 3,000,000 shares of Common Stock at prices ranging from $.43 to $.75 per share. ATI's address is Suite 2200 Two La Salle Street, Chicago, IL 60602.


CHANGE IN CONTROL

     In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred Stock for $150,000 and issued to ATI warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. While voting power was disbursed among the Company's shareholders prior to the ATI transaction, ATI now controls 56.6% of the voting power (assuming exercise by ATI of the warrant) of the Company's Voting Stock.



INFORMATION REGARDING DIRECTORS

   The information set forth below as to each nominee for Director has been furnished to the Company by the respective nominees for Director:

                                                                                 DIRECTOR
         NAME                          PRESENT POSITION WITH THE COMPANY          SINCE          AGE
         ----                        -------------------------------------      ----------      -----
         Donald O. Aldridge......       Chairman of the Board; Director            1995          67
         John C. Belden..........       President and Chief Executive              1989          68
                                        Officer; Chief
                                        Financial Officer; Director
         Robert A. Freeman.......       Director; Assistant Secretary              1983          59
         Gilbert N. Holloway.....       Director                                   1997          56
         Lucile Lansing..........       Director                                   1990          68
         Lawrence W. Taggart.....       Director; Secretary                        1997          55

     Mr. Aldridge was appointed to the board in June 1995 and has served as Chairman of the Board since October 1995. Since 1991, he has served as an independent management consultant, advising a variety of clients in joint ventures, locating investment capital, market research, and strategic planning. From 1988 to 1991, Mr. Aldridge was Vice Commander-in-Chief of the Strategic Air Command, where he served as chief operating officer of the largest command in the United States Air Force.

     Mr. Belden has served as a director of the Company since October 1989, as its President and Chief Executive Officer from March 1990 to November 1994, and as its Chairman from November 1994 to October 1995. He was reappointed President and Chief Executive Officer in June 1995 following Ray M. Healy's resignation. From November 1990 to July 1992, and since August 1994, he has also served as the Company's Chief Financial Officer. From March 1995 to January 1997, he served as Corporate Secretary. From June 1984 until assuming his current position, Mr. Belden served as Vice President, Marketing of the American Electronics Association.

     Mr. Freeman, a co-founder and an original director of the Company, has served as a director since 1983 and as Assistant Secretary of the Company since 1996. In addition, he has served in other positions with the Company, including Vice President, Marketing, in 1988 and Vice President, Research and Development, from 1983 to 1987. Since 1989, Mr. Freeman has provided consulting services from time to time in addition to his duties as a director.

Since 1991, Mr. Freeman has been a partner in RJ Engineering which has, from time to time, provided consulting services to the Company. Mr. Freeman also served as Chief Operating Officer of Pan Pacific Technology Group from 1989 to 1991.

     Mr. Holloway was appointed to the board in January 1997. Since April 1996, he has served as President of Basic Research Corporation, a San Diego based technology development firm. From 1991 to 1996, he was Associate Professor of Management at New Mexico State University. From 1969 to 1991, he was President of Holloway Distributing Company, a major distributor of NIKE products in the Western United States. Prior to 1969, he held various sales and marketing positions with the XEROX Corporation.

     Ms. Lansing has served as a director of the Company since February 1990; she previously served as a director from August 1989 to October 1989. Since 1979, Ms. Lansing has been President of Lansing Financial Group, Inc., the General Partner of Special Opportunities, L.P., a shareholder of the Company. Ms. Lansing also serves as a director for Nord Pacific Limited.

     Mr. Taggart was appointed to the board in January 1997. Since April 1996, he has served as Vice President, Secretary/Treasurer and in-house legal counsel for Basic Research Corporation, a San Diego-based technology development firm. From 1994 to 1996 he was a sole legal practitioner. During this period he also served as President of Basic Research Corporation. From 1993 to 1994, he served as "Of Counsel" to the law firm of Fedynyshyn & Gallo. From 1990 to 1992, he was a partner in the firm of Taggart & Johnston, attorneys.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company currently has been meeting its needs for cash through loans from ATI. The loan balance has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     The Company did not file any reports on Form 8_K during the last quarter of the period covered by this report.

                                   OCTUS, INC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                        OCTUS, INC.


Date:   July ,10, 1998.                 /s/ John C. Belden
                                        -----------------------------------
                                        John C. Belden
                                        President & CEO/Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of July 10, 1998.

Signature                       Title                                         Date
---------                       -----                                         ----
/s/ John C. Belden              President (Principal Executive Officer,       July 10, 1998
----------------------          Principal Financial & Accounting
John C. Belden                  Officer) Director

/s/ Donald O. Aldridge          Director and Chairman of the Board            July 10, 1998
----------------------
Donald O. Aldridge

/s/ Robert A. Freeman           Director                                      July 10, 1998
----------------------
Robert A. Freeman

/s/ Gilbert Holloway            Director                                      July 10, 1998
----------------------
Gilbert Holloway

/s/ Lucille Lansing             Director                                      July 10, 1998
----------------------
Lucille Lansing

/s/ Lawrence Taggart            Director                                      July 10, 1998
----------------------
Lawrence Taggart