Form 10QSB
period 1998-06-30
OCTUS INC
filed 1998-08-12
CIK 891462

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                  619-824-1185
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

August 11, 1998                        Common Stock, no par value                               4,222,922
(Date)                                 (Class)                                             (Number of Shares)

                                       Series C Preferred Stock                                   250,000
                                       (Class)                                             (Number of Shares)

Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

                                   OCTUS, INC.
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED June 30, 1998

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             Condensed Balance Sheets at June 30, 1998 and
             December 31, 1997                                                 3

             Condensed Statements of Operations for the three
             months ended June 30, 1998 and 1997                               4

             Condensed Statements of Operations for the six
             Months ended June 30, 1998 and 1997                               5


             Condensed Statements of Cash Flows for the three
             months ended June 30, 1998 and 1997                               6

             Notes to Condensed Financial Statements                           7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                              8



PART II.  OTHER INFORMATION                                                   16

SIGNATURES                                                                    17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCTUS, INC.
CONDENSED BALANCE SHEETS


                                                    JUNE 30,         DECEMBER 31,
                                                      1998              1997
ASSETS                                            (UNAUDITED)
                                                  -----------        -----------
CURRENT ASSETS
  Cash and cash equivalents                      $          0       $          0
  Accounts receivable                                       0                  0
  Other current assets                                      0                  0
                                                  -----------        -----------
   TOTAL CURRENT ASSETS                                     0                  0

Property and equipment                                      0                  0
                                                  -----------        -----------

   TOTAL ASSETS                                  $          0       $          0
                                                 ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                               $     23,000       $     34,300
  Accrued liabilities                                  20,000             39,300
  Convertible note payable                                  0             25,000
  Advances Payable                                    411,000            261,800
                                                  -----------        -----------
   TOTAL CURRENT LIABILITIES                          454,000            360,400




                                                  -----------        -----------
TOTAL LIABILITIES                                     454,000            360,400
                                                  -----------        -----------


Shareholders' Equity:
Preferred Stock - authorized 2,000,000                151,000            151,000
  Common stock, no par value,
    20,000,000 shares authorized, 4,222,922        21,966,600         21,966,600
shares issued and outstanding
  Common Stock Warrants                                     0                  0
  Accumulated deficit                             (22,572,000)       (22,478,000)
                                                  -----------        -----------
   TOTAL SHAREHOLDERS' DEFICIENCY                    (454,000)          (360,400)
                                                  -----------        -----------
                                                 $          0       $          0
                                                 ============       ============




                  See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                                      1998              1997
                                                  -----------       -----------
Revenues:
  Net sales                                       $         0       $         0
  Royalties & Technology Income                             0            20,000
  Interest                                                  0                 0
                                                  -----------       -----------
                                                            0            20,000
                                                  -----------       -----------

Costs and expenses:
  Cost of sales                                   $         0       $    15,000
  Selling, general and administrative                  47,000            61,000
  Research and development                                  0                 0
  Interest                                              2,000             2,000
                                                  -----------       -----------
                                                       49,000            58,000
                                                  -----------       -----------

Net loss before income taxes                          (49,000)          (58,000)

                                                  -----------       -----------
Net loss                                          ($   49,000)      ($   58,000)
                                                  ===========       ===========


Net loss per common share                         ($     0.01)      ($     0.01)
                                                  ===========       ===========


Shares used in per share calculation                4,222,922         4,222,922
                                                  ===========       ===========








                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                      1998              1997
                                                  -----------       -----------
Revenues:
  Net sales                                       $         0       $         0
  Royalties & Technology Income                        10,000            20,000
  Interest                                                  0                 0
                                                  -----------       -----------
                                                       10,000            20,000
                                                  -----------       -----------

Costs and expenses:
  Cost of sales                                   $    10,000       $    21,000
  Selling, general and administrative                  90,000           109,000
  Research and development                                  0                 0
  Interest                                              3,000             3,000
                                                  -----------       -----------
                                                      103,000           133,000
                                                  -----------       -----------

Net loss before income taxes                      ($   93,000)      ($  113,000)

                                                  -----------       -----------
Net loss                                          ($   93,000)      ($  113,000)
                                                  ===========       ===========


Net loss per common share                         ($     0.02)      ($     0.03)
                                                  ===========       ===========


Shares used in per share calculation                4,222,922         4,222,922
                                                  ===========       ===========








                   See notes accompanying financial statements

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                           1998          1997
                                                        ---------     ---------
Cash flow from operating activities:
Net loss                                                ($ 93,000)    ($113,000)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                               0         2,000
    Loss on disposal of property and equipment                  0             0
    (Decrease) increase in accounts receivable                  0             0
    Decrease (increase) in inventories                          0             0
    Decrease (increase) in other current assets                 0             0
    Decrease in other noncurrent assets                         0             0
    Increase in accounts payable                          (12,000)       (1,000)
    Decrease in accrued liabilities                         3,000        15,000
    Decrease in deferred revenue                                0     ($  5,000)

                                                        ---------     ---------
Net cash used by operating activities                   ($102,000)    ($102,000)
                                                        ---------     ---------

Cash flow from investing activities:
    Expenditures for property and equipment                     0         2,000
    Loans to officers                                           0             0
    Proceeds from sale of fixed assets                          0             0
                                                        ---------     ---------
Net cash provided by investing activities               $       0     $   2,000
                                                        ---------     ---------

Cash flow from financing activities:                                          .
  Proceeds from borrowings                                102,000        95,000
   Payments of capital leases and long-term debt                0        (2,000)
                                                        ---------     ---------
Net cash provided by financing activities               $ 102,000     $  93,000
                                                        ---------     ---------

Net decrease in cash and cash equivalents                       0        (7,000)

Cash and cash equivalents at beginning of period                0        13,000
                                                        ---------     ---------
Cash and cash equivalents at end of period              $       0     $   6,000
                                                        =========     =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest                                            $   3,000     $   3,000
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

   In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at June 30, 1998 and December 31, 1997, and the results of operations for the three months ended June 30, 1998 and 1997, and the results of operations for the six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


NOTE 2. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                     JUNE 30          DECEMBER 31,
                                                       1998              1997
                                                   (UNAUDITED)
                                                     --------          --------
Accounts receivable:
   Trade accounts receivable:                        $      0          $      0
   Other                                                    0                 0
                                                     --------          --------
                                                     $      0          $      0
                                                     --------          --------
Property and equipment:
  Computer and test equipment                        $ 13,000          $ 13,000
  Furniture and fixtures                               19,000            19,000
                                                     --------          --------
                                                       32,000            32,000
Less accumulated depreciation                         (32,000)          (32,000)
                                                     --------          --------

                                                     $      0          $      0
                                                     ========          ========
Accrued liabilities:

Compensation and employee benefits                   $ 10,000          $ 10,000
  Other                                                     0                 0
                                                     --------          --------
                                                     $ 10,000          $ 10,000
                                                     ========          ========

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

   This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended June 30, 1998. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 will provide additional information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998

The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                                FOR THE THREE MONTHS ENDED JUNE 30
                                                        1998         1997
                                                       -----        -----
       Revenues:
         Net sales                                      --           --
       Royalties                                        --          100.0%
                                                                   -------
                                                        --          100.0%
                                                       -----        -----

       Costs and expenses:
         Cost of sales                                  --           75.0%
                                                                    -----
         Selling, general and administrative            --          305.0%
                                                                    -----

         Interest                                       --           10.0%
                                                       -----        -----
                                                        --          382.0%

       Loss before income taxes                         --         (290.0%)
                                                                   -------
       Net loss                                         --         (290.0%)
                                                                   -------
       Cost of sales as a percent of net sales          --           --
                                                       -----       -----


   Net Sales. There were no net sales for the three months ended June 30, 1998, which represented no change, from the same period in 1997. This lack of sales is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

   Royalties. There was no royalty income recorded for the three months ended June 30, 1998, which represented a reduction of $20,000 or 100%, from the same period in 1997. The amount for the three month period ended June 30, 1997 represented royalty income received from Ascom Telecommunications Limited of the United Kingdom ("Ascom"), which in September 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market. In March 1998, Ascom terminated the agreement and no royalties were earned during the three months ended June 30, 1998.

   Cost of Sales. The Company recorded $0 cost of sales for the three months ended June 30, 1998; a reduction of $15,000 from the same period in 1997. The decrease reflects the completion of the development work performed under contract with the Company's licensee Ascom.

   Selling, General and Administrative. The Company recorded $47,000 for selling, general and administrative expenses for the three months ended June 30, 1998, a decrease of $14,000, or 23.0 %, from the same period in 1997. This decrease from the prior period is due primarily to the continued downsizing of the Company and the shift from a sales organization to a licensing organization.

   Net Loss. Net loss for the three months ended June 30, 1998 was $49,000, as compared to a $58,000 loss for the same period in 1997.





   RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                                    FOR THE SIX MONTHS ENDED JUNE 30
                                                       1998                   1997
                                              -----------                     ------
                  Revenues:
                    Net sales                           -                     --
                  Royalties                             -                     100.0%
                                              -----------                     ------
                                                        -                     100.0%
                                              -----------                     ------
                  Costs and expenses:

         Cost of sales                                  --          105.0%
         Selling, general and  administrative           --          545.0%

         Interest                                       --           15.0%
                                                     -----         -------
                                                        --          665.0%

       Loss before income taxes                         --         (565.0%)
                                                                   -------
       Net loss                                         --         (565.0%)
                                                     -----         =======
       Cost of sales as a percent of net sales          --           --
                                                     =====         =======


   Net Sales. There were no net sales for the six months ended June 30, 1998, which represented no change, from the same period in 1997. This lack of sales is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

   Royalties. There was $ 10,000 royalty income recorded for the six months ended June 30, 1998, which represented a reduction of $10,000 or 100%, from the same period in 1997. The amount for the six month period ended June 30, 1998 represents royalty income received from Ascom Telecommunications Limited of the United Kingdom ("Ascom"), which in September 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market. In March 1998, Ascom terminated the agreement and no royalties were earned during the three months ended June 30, 1998.


   Cost of Sales. The Company recorded $10,000 for cost of sales for the six months ended June 30, 1998; a decrease of $11,000 from the $21,000 recorded from the same period in 1997. The decrease reflects the completion of the development efforts associated with the upgrading of the OCTuS technology to conform to requirements set by the Company's licensee Ascom.

   Selling, General and Administrative. The Company recorded $90,000 for selling, general and administrative expenses for the six months ended June 30, 1998, a decrease of $19,000, or 17.0 %, from the same period in 1997. This decrease from the prior period is due primarily to the continued downsizing of the Company and the shift from a sales organization to a licensing organization.

   Net Loss. Net loss for the six months ended June 30, 1998 was $93,000, as compared to a $113,000 loss for the same period in 1997.

        LIQUIDITY AND CAPITAL RESOURCES.

For the six months ended June 30, 1998, the Company posted a net loss of $93,000. The Company's operating and investing activities used cash of $102,000. Cash on hand on June 30, 1998 was $0. For the year ended December 31, 1997 the Company incurred a net loss of $219,101. In March 1997, Cintech elected not to renew its license to distribute OCTuS PTA. In March 1998, Ascom terminated further development of the OCTuS PTA program. Management believes that without an influx of significant new revenues from the licensing of the Company's products, the Company's cash on hand and revenues from operations will not be sufficient to sustain its operations through the rest of 1998. Although the Company has actively been pursuing such licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. The Company currently has been meeting its additional liquidity needs through loans from ATI. The loan balance, $411,000 as of June 30, 1998, has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. Although ATI has advanced funds, on a monthly basis, to the Company to meet its current cash requirements, there is no commitment from ATI to continue these advances. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to cease business activities altogether.


                  RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

        HISTORY OF OPERATING LOSSES

        For the calendar year ended December 31, 1997, the Company recorded a loss of $219,100. For the calendar year ended December 31 1996, the Company recorded a loss of $191,000.

        At June 30, 1998, the Company had no tangible assets, no working capital, an accumulated deficit of $22,573,500 and a shareholder' deficit of $404,929. With both the Cintech and the Ascom transactions terminated, and due to the absence of a significant level of sales of the Company's products, either as stand-alone retail units or incorporated into third party products, the Company will continue to generate significant losses. It is unlikely that the Company's existing operations will be successful or will be profitable in the future.


        NEED FOR ADDITIONAL CAPITAL

        The Company's cash on hand as of June 30, 1998 was $0, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations unless adequate revenues from sales and licensing of the Company's OCTuS PTA product line develop, which is unlikely. While operations to date are being funded by loans from ATI, one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.


        RESTRUCTURING OF OPERATIONS

        The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of June 30, 1994) to one employee (as of July 1, 1997) as well as relocation of its headquarters to another facility with lower operating costs. In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Donald O. Aldridge, a director of the Company since June 1995, was appointed Chairman of the Board of the Company in October 1995. In June 1996, the Company sold to ATI 250,000 shares of Series C Preferred Stock (which votes with the Company's Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $0.43 per share for the first 1,000,000 shares, $0.50 per share for the second 1,000,000 shares, and $0.75 per share for the final 1,000,000 shares.

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


        DEPENDENCE ON THIRD PARTY SOFTWARE

        The Company's products are designed for use with Microsoft(R) Windows(TM). Although the product functions with Windows 98, the Company will likely have to revise its product for use with newer versions of that product as well as for each different combination of computers and telephone systems. In addition, since the Company's products operate in conjunction with these other operating systems and applications, changes to such systems will require the Company to adapt its products accordingly. The Company's ability to perform such ongoing development has been impaired by its present financial condition and it is unlikely that the Company will be capable of conducting any such improvements, which could affect the Company's ability to continue as a going concern. Further, the rapid pace of hardware platform advances and the inability of the Company to update the OCTuS PTA software to meet such new hardware standards significantly hinder the software's compatibility with new computers sold today. It is therefore unlikely that the Company will be able to upgrade the OCTuS PTA software to insure compatibility with today's and future computing platforms.

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

        NOTES AND ADVANCES PAYABLE

        On December 1, 1995, Maroon Bells Capital Partners, Inc. (Note 4) advanced $25,000 to the Company for working capital purposes. The note bears interest at 8% and was due with accrued interest on November 30, 1997. Additionally, the note may be converted at any time into shares of the Company's Common Stock at the rate of $.25 per share. The note also contains certain acceleration and anti-dilution clauses upon conversion. Maroon Bells was also granted 25,000 warrants with a nominal fair market value, to purchase the Company's Common Stock at a price per share of $.25. The warrants are for a five-year period. The note was paid in full on March 3, 1998 from funds advanced by ATI.

        The Company currently has been meeting its additional liquidity needs through loans from ATI. The loan balance, $411,000 as of June 30, 1998, has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. The loans are month to month loans and the continued operations of the Company are wholly dependent on such loans from ATI. There is no assurance that ATI will continue to fund Company or that ATI will exercise its warrants to enable Company to repay such loans to ATI.

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


        SHARES ELIGIBLE FOR FUTURE SALE

        Sales of substantial amounts of the Common Stock in the public market could have an adverse effect on the price of the publicly-traded 222,922 shares of common stock outstanding, all of which are freely tradeable within the meaning of the Securities Act of 1933, as amended (the "Securities Act"). In addition, as of June 30, 1998, there were outstanding stock options and warrants to purchase 3,439,799 shares of common stock. These shares, when and if issued will be available for public sale pursuant to Rule 144 under the securities act.

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

        IMPACT OF THE YEAR 2000 ISSUE

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that its existing computer programs do not have date-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000.

         Based on a recent assessment, the Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.


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

(a) See Exhibit List and Exhibits, beginning on page 18.

(b) No reports on Form 8-K were filed with the SEC during the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                                      OCTUS, INC.

Date: June 30, 1998
                                                      /s/ JOHN C. BELDEN
                                                      --------------------------
                                                      John C. Belden
                                                      President & CEO/
                                                      Chief Financial Officer

EXHIBIT INDEX

                                                             SEQUENTIALLY
 EXHIBIT                                                      NUMBERED
 NUMBER                 DESCRIPTION NUMBERED                    PAGE
--------   ------------------------------------------------  ------------
  3.1      Amended and Restated Articles of Incorporation           +
3.1.1      Certificate of  Determination  of Preferences of
           Series C Preferred Stock of OCTuS, Inc.                 ++
  3.2      Amended Bylaws                                           !
    9      Irrevocable  Proxy from Tokyo Electric Co., Ltd.
           (included in Exhibit 10.26.1)                            *
 10.3      Sample Warrant                                           *
 10.4      Amended and  Restated  1987  Nonstatutory  Stock         +
           Option Plan
 10.5      Form of Stock  Option  Agreement,  Non-Qualified
           Options, 1987 Plan                                       *
 10.6      Amended and  Restated  1988  Nonstatutory  Stock         *
           Option Plan
 10.7      Form of Stock  Option  Agreement,  Non-Qualified
           Options, 1988 Plan                                       *
 10.8      Amended and Restated  1992 Key  Executive  Stock         *
           Purchase Plan
 10.9      Lease dated April 7, 1995 by and between  Mistek
           Investment Group and OCTuS, Inc. for
           8352 Clairemont Mesa Blvd., San Diego, CA 92111          !
10.10      Standard Industrial Net Lease dated July 29, 1994 by
           and between Sorrento Corporate Center and OCTuS,
           Inc., for 9944 Barnes Canyon Road , Suite A,
           San Diego CA 92121                                      ++
10.11      Lease Surrender Agreement dated April 8, 1995 (as
           amended May 31, 1995), by and between Sorrento
           Corporate Center and OCTuS, Inc., for 9944 Barnes
           Canyon Road, Suite A, San Diego, CA 92121              +++
10.12      Employment Agreement dated June 1, 1992 by and
           between OCTuS, Inc. and John C. Belden, as amended
           May 14, 1993 and February 16, 1995                       #
10.16      Form of Indemnification  Agreements entered into
           by and between OCTuS, Inc. and its officers and
           directors                                                *
10.17      401(k) Plan Document                                     *
10.18      Form of Unit Certificate                                 *
10.19      Directors 1993 Stock Option Plan                         +
           Form of Stock Option Agreement, Non-Qualified
           Options, 1993 Directors Stock Option Plan                *
10.20      Warrant, Caledonian  European  Securities Ltd.,
           dated July 15, 1993                                     **
10.21      Warrant, Neil Haverty, dated July 15, 1993              **
10.22      Warrant, Maroon Bells Capital Partners, Inc.,
           dated July 15, 1993                                     **
10.23      Promissory Note of Nolan K. Bushnell, dated as
           of February 8, 1993, payable to OCTuS, Inc.             **
10.24      Stock Pledge Agreement by Nolan K. Bushnell in
           favor of OCTuS, Inc., dated February 8, 1993, as
           amended October 7, 1993                                 **
10.25      Purchase and Sale Agreement dated September 14,
           1993 by and between OCTuS, Inc. and National
           Computer Systems, Inc.                                  **
10.26      Letter  Agreement  dated January 26, 1995 by and
           between OCTuS, Inc. and National Computer Systems,
           Inc.                                                     #
10.27      Purchase and License Agreement dated March 7, 1995
           by and between Cintech Tele-Management Systems, Inc.
           and OCTuS, Inc., as amended May 16, 1995               +++

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

10.32      Agreement dated as of August 8, 1997 relating to
           settlement of claims among OCTuS parties and RAS/TAG
           parties.                                                 &

   11      Statements re: computation of (loss) earnings
           per share and shares used in per share calculation     +++

 16.1      Letter dated March 13, 1997 from Price Waterhouse to
           the Securities and Exchange Commission                   ~

                                                             SEQUENTIALLY
 EXHIBIT                                                      NUMBERED
 NUMBER                 DESCRIPTION NUMBERED                    PAGE
--------   ------------------------------------------------  ------------
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

~ Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1997.

& Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 as filed with the SEC on June 30, 1997.

++ Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1997 filed with the SEC on August 12, 1997.