Form 10QSB
period 1998-09-30
OCTUS INC
filed 1998-11-13
CIK 891462

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

November 10, 1998        Common Stock, no par value             4,222,922
(Date)                   (Class)                            (Number of Shares)

                         Series C Preferred Stock                 250,000
                         (Class)                            (Number of Shares)

Transitional Small Business Disclosure Format (check one):

Yes [  ]      No [X]

                                   OCTUS, INC.
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED September 30, 1998

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

            Condensed Balance Sheets at September 30, 1998 and December 31,
            1997                                                                  3

            Condensed Statements of Operations for the three months ended
            September 30, 1998 and 1997                                           4

            Condensed Statements of Operations for the nine months ended
            September 30, 1998 and 1997                                           5


            Condensed Statements of Cash Flows for the nine months ended
            September 30, 1998 and 1997                                           6

            Notes to Condensed Financial Statements                               7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                            8


PART II. OTHER INFORMATION                                                        16

SIGNATURES                                                                        17



                                       2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCTuS, INC.
CONDENSED BALANCE SHEETS


                                                                  SEPTEMBER 30,
                                                                          1998          DECEMBER 31,
ASSETS                                                              (UNAUDITED)                1997
                                                                  ------------         ------------
CURRENT ASSETS
  Cash and cash equivalents                                       $          0         $          0
  Accounts receivable                                                        0                    0
  Other current assets                                                       0                    0
                                                                  ------------         ------------
   TOTAL CURRENT ASSETS                                                      0                    0

Property and equipment                                                       0                    0
                                                                  ------------         ------------

   TOTAL ASSETS                                                   $          0         $          0
                                                                  ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                $     22,000         $     34,300
  Accrued liabilities                                                   36,000               39,300
  Convertible note payable                                                   0               25,000
  Advances Payable                                                     441,000              261,800
                                                                  ------------         ------------
   TOTAL CURRENT LIABILITIES                                           499,000              360,400


                                                                  ------------         ------------
TOTAL LIABILITIES                                                      499,000              360,400
                                                                  ------------         ------------

Shareholders' Equity:
Preferred Stock - authorized 2,000,000                                 151,000              151,000
  Common stock, no par value,
    20,000,000 shares  authorized, 4,222,922 shares issued
    and outstanding                                                 21,967,000           21,966,600
  Common Stock Warrants                                                      0                    0
  Accumulated deficit                                              (22,616,000)         (22,478,000)
                                                                  ------------         ------------
   TOTAL SHAREHOLDERS' DEFICIENCY                                     (499,000)            (360,400)
                                                                  ------------         ------------
                                                                  $          0         $          0
                                                                  ============         ============


                   See notes accompanying financial statements

OCTuS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                        FOR THE THREE MONTHS ENDED  SEPTEMBER 30,
                                                1998                1997
                                             -----------         -----------
Revenues:
  Net sales                                  $         0         $         0
  Royalties & Technology Income                        0              20,000
  Interest                                             0                   0
                                             -----------         -----------
                                                       0              20,000
                                             -----------         -----------

Costs and expenses:
  Cost of sales                              $         0         $    13,000
  Selling, general and administrative             44,000              64,000
  Research and development                             0                   0
  Interest                                         1,000               1,000
                                             -----------         -----------
                                                  45,000              78,000
                                             -----------         -----------

Net loss before income taxes                     (45,000)            (58,000)

                                             -----------         -----------
Net loss                                        ($45,000)           ($58,000)
                                             ===========         ===========


Net loss per common share                         ($0.01)             ($0.01)
                                             ===========         ===========


Shares used in per share calculation           4,222,922           4,222,922
                                             ===========         ===========




                   See notes accompanying financial statements

OCTuS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                1998               1997
                                             -----------         -----------
Revenues:
  Net sales                                  $         0         $         0
  Royalties & Technology Income                   10,000              40,000
  Interest                                             0                   0
                                             -----------         -----------
                                                  10,000              40,000
                                             -----------         -----------

Costs and expenses:
  Cost of sales                              $    10,000         $    34,000
  Selling, general and administrative            134,000             173,000
  Research and development                             0                   0
  Interest                                         4,000               4,000
                                             -----------         -----------
                                                 148,000             211,000
                                             -----------         -----------

Net loss before income taxes                   ($138,000)          ($171,000)

                                             ===========         ===========
Net loss                                       ($138,000)          ($171,000)
                                             ===========         ===========


Net loss per common share                         ($0.03)             ($0.04)
                                             ===========         ===========


Shares used in per share calculation           4,222,922           4,222,922
                                             ===========         ===========



                   See notes accompanying financial statements

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           1998              1997
                                                                                      ---------         ---------
Cash flow from operating activities:
Net loss                                                                              ($138,000)        ($171,000)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                                             0             2,000
    Loss on disposal of property and equipment                                                0                 0
    (Decrease) increase in accounts receivable                                                0                 0
    Decrease (increase) in inventories                                                        0                 0
    Decrease (increase) in other current assets                                               0                 0
    Decrease in other noncurrent assets                                                       0                 0
    Increase in accounts payable                                                        (12,000)           (1,000)
    Decrease in accrued liabilities                                                      18,000             6,000
    Decrease in deferred revenue                                                              0           ($5,000)
                                                                                      ---------         ---------
Net cash used by operating activities                                                 ($132,000)        ($162,000)
                                                                                      ---------         ---------

Cash flow from investing activities:
    Expenditures for property and equipment                                           $       0         $   2,000
    Loans to officers                                                                         0                 0
    Proceeds from sale of fixed assets                                                        0                 0
                                                                                      ---------         ---------
Net cash provided by investing activities                                             $       0         $   2,000
                                                                                      ---------         ---------

Cash flow from financing activities:
  Proceeds from borrowings                                                              132,000           152,000
   Payments of capital leases and long-term debt                                              0            (2,000)
                                                                                      ---------         ---------
Net cash provided by financing activities                                             $ 132,000         $ 150,000
                                                                                      =========         =========
Net decrease in cash and cash equivalents                                                     0           (10,000)

Cash and cash equivalents at beginning of period                                              0            13,000
                                                                                      ---------         ---------
Cash and cash equivalents at end of period                                            $       0         $       0
                                                                                      =========         =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                          $   4,000         $   3,000
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

    In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at September 30, 1998 and December 31, 1997, and the results of operations for the three months ended September 30, 1998 and 1997, and the results of operations for the six months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


NOTE 2.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT
CAPTIONS

                                         SEPTEMBER 30,
                                            1998          DECEMBER 31,
                                         (UNAUDITED)         1997
                                         -------------    ------------
Accounts receivable:
   Trade accounts receivable:             $      0         $      0
   Other                                         0                0
                                          --------         --------
                                          $      0         $      0
                                          --------         --------

Property and equipment:
  Computer and test equipment             $ 13,000         $ 13,000
  Furniture and fixtures                    19,000           19,000
                                          --------         --------
                                            32,000           32,000
Less accumulated depreciation              (32,000)         (32,000)
                                          --------         --------

                                          $      0         $      0
                                          ========         ========

Accrued liabilities:

Compensation and employee benefits        $ 36,000         $ 10,000
  Other                                          0                0
                                          ========         ========
                                          $ 36,000         $ 10,000
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

    This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended September 30, 1998. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 will provide additional information.

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                   FOR THE THREE MONTHS ENDED  SEPTEMBER 30
                                              1998           1997
                                             -----           -----
Revenues:
  Net sales                                     --              --
  Royalties                                     --           100.0%
                                             -----           -----
                                                --           100.0%
                                             -----           -----
Costs and expenses:
  Cost of sales                                 --            65.0%

  Selling, general and administrative           --           320.0%

  Interest                                      --             5.0%
                                             -----           -----
                                                --           390.0%

Loss before income taxes                        --          (290.0%)
                                             -----           -----
Net loss                                        --          (290.0%)
                                             =====          ======
Cost of sales as a percent
 of net sales                                   --              --
                                             =====          ======


    Net Sales. There were no net sales for the three months ended September 30, 1998, which represented no change, from the same period in 1997. This lack of sales is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

    Royalties. There was no royalty income recorded for the three months ended September 30, 1998, which represented a reduction of $20,000 or 100%, from the same period in 1997. The amount for the three month period ended September 30, 1997 represented royalty income received from Ascom Telecommunications Limited of the United Kingdom ("Ascom"), which in September 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market. In March 1998, Ascom terminated the agreement and no royalties were earned during the three months ended September 30, 1998.

    Cost of Sales. The Company recorded $0 cost of sales for the three months ended September 30, 1998; a reduction of $13,000 from the same period in 1997. The decrease reflects the completion of the development work performed under contract with the Company's licensee Ascom.

    Selling, General and Administrative. The Company recorded $44,000 for selling, general and administrative expenses for the three months ended September 30, 1998, a decrease of $20,000, or 31.0 %, from the same period in 1997. This decrease from the prior period is due primarily to the continued downsizing of the Company and the shift from a sales organization to a licensing organization.

    Net Loss. Net loss for the three months ended September 30, 1998 was $45,000, as compared to a $58,000 loss for the same period in 1997.


    RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth certain revenue and expense classifications as percentage of revenues (unaudited):

                                       FOR THE NINE MONTHS ENDED  SEPTEMBER 30
                                                1998               1997
                                             ---------         ---------
Revenues:
  Net sales                                         --                --
Royalties                                        100.0%            100.0%
                                                 -----             -----
                                                 100.0%            100.0%
                                                 -----             -----

Costs and expenses:
  Cost of sales                                 100.0%              85.0%
  Selling, general and administrative           675.0%-            432.0%

  Interest                                       40.0%-             10.0%
                                               -------            ------
                                                    --             527.0%

Loss before income taxes                       (725.0%-)          (427.0%)
Net loss                                       (725.0%)           (427.0%)
                                               -------            ======

Cost of sales as a percent of net
  sales                                         100.0%                --
                                               =======            ======


    Net Sales. There were no net sales for the nine months ended September 30, 1998, which represented no change, from the same period in 1997. This lack of sales is primarily the result of the completion of the Company's shift, begun in 1995, from selling its OCTuS PTA product through retail channels to one of promoting its technology through licensing.

    Royalties. There was $ 10,000 royalty income recorded for the nine months ended September 30, 1998, which represented a reduction of $30,000 or 75%, from the same period in 1997. The amount for the nine month period ended September 30, 1998 represents royalty income received from Ascom Telecommunications Limited of the United Kingdom ("Ascom"), which in September 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market. In March 1998, Ascom terminated the agreement and no royalties were earned during the three months ended September 30, 1998.

    Cost of Sales. The Company recorded $10,000 for cost of sales for the nine months ended September 30, 1998; a decrease of $24,000 from the $34,000 recorded from the same period in 1997. The decrease reflects the completion of the development efforts associated with the upgrading of the OCTuS technology to conform to requirements set by the Company's licensee Ascom.

    Selling, General and Administrative. The Company recorded $134,000 for selling, general and administrative expenses for the nine months ended September 30, 1998, a decrease of $39,000, or 23.0 %, from the same period in 1997. This decrease from the prior period is due primarily to the continued downsizing of the Company and the shift from a sales organization to a licensing organization.

    Net Loss. Net loss for the nine months ended September 30, 1998 was $138,000, as compared to a $171,000 loss for the same period in 1997.

         LIQUIDITY AND CAPITAL RESOURCES.

 For the nine months ended September 30, 1998, the Company posted a net loss of $ 138,000. The Company's operating and investing activities used cash of $132,000. Cash on hand on September 30, 1998 was $0. For the year ended December 31, 1997 the Company incurred a net loss of $219,101. In March 1997, Cintech elected not to renew its license to distribute OCTuS PTA. In March 1998, Ascom terminated further development of the OCTuS PTA program. Management believes that without an influx of significant new revenues from the licensing of the Company's products, the Company's cash on hand and revenues from operations will not be sufficient to sustain its operations through the rest of 1998. Although the Company has actively been pursuing such licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. The Company currently has been meeting its additional liquidity needs through loans from ATI. The loan balance, $441,000 as of September 30, 1998, has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. Until September 30, 1998 ATI advanced funds, on a monthly basis, to the Company to meet its current cash requirements. There is no commitment from ATI to continue these advances and no funds have been advanced from ATI since that date. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to cease business activities altogether.


                  RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

         HISTORY OF OPERATING LOSSES

         For the calendar year ended December 31, 1997, the Company recorded a loss of $219,100. For the calendar year ended December 31 1996, the Company recorded a loss of $191,000.

         At September 30, 1998, the Company had no tangible assets, no working capital, an accumulated deficit of $22,616,500 and a shareholder' deficit of $499,929. With both the Cintech and the Ascom transactions terminated, and due to the absence of a significant level of sales of the Company's products, either as stand-alone retail units or incorporated into third party products, the Company will continue to generate significant losses. It is unlikely that the Company's existing operations will be successful or will be profitable in the future.


         NEED FOR ADDITIONAL CAPITAL

         The Company's cash on hand as of September 30, 1998 was $0, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations unless adequate revenues from sales and licensing of the Company's OCTuS PTA product line develop, which is unlikely. While operations to date are being funded by loans from ATI, one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.


         RESTRUCTURING OF OPERATIONS

         The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of September 30, 1994) to one employee (as of July 1, 1997) as well as relocation of its headquarters to another facility with lower operating costs. In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Donald O. Aldridge, a director of the Company since June 1995, was appointed Chairman of the Board of the Company in October 1995. In June 1996, the Company sold to ATI 250,000 shares of Series C Preferred Stock (which votes with the Company's Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $0.43 per share for the first 1,000,000 shares, $0.50 per share for the second 1,000,000 shares, and $0.75 per share for the final 1,000,000 shares.

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

         TRANSACTIONS WITH AFFILIATES

         The Company has been a party to certain transactions with related persons and affiliates. The Company believes that all such transactions were in its best interests and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and each transaction was approved by disinterested and independent members of the Board of Directors. However, such agreements were not always reached as the result of arms-length negotiations. In June 1996, the Company sold to ATI 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. The Company currently has been meeting its additional liquidity needs through loans from ATI. The loan balance, $261,811 as of December 31, 1997, has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. The loans are month to month loans and the continued operations of the Company are wholly dependent on such loans from ATI. There is no assurance that ATI will continue to fund Company or that ATI will exercise its warrants to enable Company to repay such loans to ATI. Should the Company be unable to obtain additional revenues, which is unlikely, and/or raise additional capital, it could be forced to cease business activities altogether. ATI ceased advancing funds effective September 30, 1998.

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

         The Company currently has been meeting its additional liquidity needs through loans from ATI. The loan balance, $441,000 as of September 30, 1998, has been increasing at approximately $15,000 per month. The Company pays 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. The loans are month to month loans and the continued operations of the Company are wholly dependent on such loans from ATI. There is no assurance that ATI will continue to fund Company or that ATI will exercise its warrants to enable Company to repay such loans to ATI. ATI ceased advancing funds effective September 30, 1998

         TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF STOCK PRICE

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


         SHARES ELIGIBLE FOR FUTURE SALE

         Sales of substantial amounts of the Common Stock in the public market could have an adverse effect on the price of the publicly-traded 4,222,922 shares of common stock outstanding, all of which are freely tradeable within the meaning of the Securities Act of 1933, as amended (the "Securities Act"). In addition, as of September 30, 1998, there were outstanding stock options and warrants to purchase 3,439,799 shares of common stock. These shares, when and if issued will be available for public sale pursuant to Rule 144 under the securities act.

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

                                       OCTUS, INC.

Date: November 10, 1998
                                       /s/  JOHN C. BELDEN
                                       -----------------------------------------
                                       John C. Belden
                                       President & CEO/
                                       Chief Financial Officer

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

         10.31    Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced
                  Technologies International, Ltd. dated June 24, 1997                   ++

         10.32    Agreement dated as of August 8, 1997 relating to settlement of
                  claims among OCTuS parties and RAS/TAG parties.                         &

            11    Statements re: computation of (loss) earnings per share and
                  shares used in per share calculation                                  +++

          16.1    Letter dated March 13, 1997 from Price Waterhouse to the
                  Securities and Exchange Commission                                      ~

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
        NUMBER                      DESCRIPTION NUMBERED                                PAGE
        ------                      --------------------                            ------------
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

~ Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1997.

& Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 as filed with the SEC on September 30, 1997.

++ Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997 filed with the SEC on August 12, 1997.