Form 10KSB
period 1998-12-31
OCTUS INC
filed 2000-12-27
CIK 891462

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED:      COMMISSION FILE NUMBER:
                 DECEMBER 31, 1998                  0-21092

                                   OCTuS, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                           33-0013439
       -------------------------------              ----------------
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                            600 "B" STREET 18TH FLOOR
                               SAN DIEGO, CA 92101
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (619) 446-2107

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

         (1) YES [X]     NO [ ]    (2) YES [X]    NO [ ]


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenue for the most recent fiscal year:   $9,800

The aggregate market value of the voting stock held by nonaffiliates of the
Issuer: $130,925 as of March 31, 1999.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:

        Class:                              Common Stock, No Par Value
        Outstanding at December 31, 1998:   4,223,390 shares
        Class:                              Series C Preferred
        Outstanding at December 31, 1998:   250,000 shares

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

        In March 1995, the Company engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. Upon execution of the Cintech agreement in March 1995, the Company shifted its focus to a plan of pursuing licensing of the components of OCTuS PTA to third parties for use in their respective products. However, no such agreements have been entered into to date and there can be no assurance that any such agreements will generate sufficient revenue to sustain the Company's business operations. In March 1997, Cintech elected not to renew its license to distribute OCTuS PTA. However, Cintech has stated in its public releases that it intends to use the OCTuS technology with Cintech proprietary products

        On September 5, 1995, the Company entered into a product development and license agreement with Ascom Telecommunications Limited ("Ascom") of the United Kingdom. The agreement provides Ascom with an exclusive license to manufacture and sell to distributors, resellers and end users in Europe a special version of OCTuS PTA that has been modified to operate through the personal computer's serial port with Ascom's proprietary telephone. Said exclusivity shall continue for so long as Ascom sells or otherwise pays OCTuS a specified minimum royalty on a quarterly basis. The agreement provides that Ascom shall pay the Company a total of $65,000 for the required modifications to the standard OCTuS PTA product.

        Although the Company has received $65,000 from Ascom as payment for the required modifications to the standard OCTuS PTA program, on March 10, 1998, Ascom terminated the Company's contract. The loss of this contract, the Company's only contract for the OCTuS PTA software, seriously impairs the ability of the company to sustain operations, and forces the Company to seek alternative business opportunities. As of this date, the Company is actively seeking such alternative business opportunities, which may include outright sale of the OCTuS PTA software rights, acquisition of other software products, or acquisition of some other technology. Although the Company is seeking such opportunities, it is unlikely that the Company will be able to consummate any such transaction, which would generate sufficient revenues to sustain the Company's operations. Additional capital will likely have to come from issuing additional equity interest, which can not happen without dramatically diluting the existing equity ownership of the Company's Common stockholders.

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

        OCTuS PTA is compatible with computer systems that share resources on Local Area Networks ("LANs"); however, it does not provide for a LAN-based, shared-data structure. The Company does not plan to develop a LAN-based version of OCTuS PTA due to lack of sufficient cash resources.

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

        OCTuS PTA, which is accessible from within any Microsoft Windows application, permits users (who have installed the appropriate hardware devices in their personal computer system) to use their hand-held mouse to visually select icons on their computer screen (depending on the features provided by their telephone service) to place and receive calls, transfer, forward and pick-up calls, access OCTuS PTA voice mail, place conference calls, record messages and notes, send and receive faxes (even while talking, if a separate fax line version is available), review contact histories, and access an integrated address book.

        The Company believes that one of the unique strengths of the product is its incoming call processing capabilities. OCTuS PTA provides a "pop-up" message with a button bar that allows the user to decide how to respond to the call. The user may select from several options, including forwarding the call to OCTuS PTA's voice mail, having OCTuS PTA play and/or take a message; putting the caller on hold after OCTuS PTA plays a user-recorded message; going directly into OCTuS PTA to review notes from earlier calls, or simply answering the call. The call may be answered by lifting the handset or by clicking on the on-screen "Answer" button in the pop-up message and using a speakerphone

        If Caller ID is available, OCTuS PTA can also display caller information supplied by the user's telephone company. If the caller's name and number was previously entered in the user's OCTuS PTA address book database, OCTuS PTA will automatically display the contact history while the phone is still ringing. This "soft interrupt" is designed to improve worker productivity by selectively allowing less important calls to be answered automatically and then returned at a more convenient time.

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

        GENERAL DISTRIBUTION STRATEGY

        Retail Distribution of OCTuS PTA. In March 1995, the Company entered into a distribution agreement with Cintech Tele-Management Systems ("Cintech") of Cincinnati, Ohio whereby Cintech acquired the exclusive rights, upon payment of a per unit royalty, to distribute the retail version of OCTuS PTA (with the OCTuLINK) in North America. Under the agreement, the product would be manufactured, sold and supported by Cintech through its direct sales force and extensive reseller network in the United States and Canada. However, in March of 1997, Cintech elected not to renew its agreement. Currently, the Company has no plans for or resources to enable it to conduct retail distribution of the OCTuS product in the United States or elsewhere.

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

        COMPETITION

        The desktop computer telephony market is highly competitive and rapidly changing. The Company expects competition to become more intense as the market grows and matures.

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

        EMPLOYEES

        The Company did not add to its workforce during the year ended December 31, 1998; as of March 31, 1999, the Company had one employee, President John C. Belden, who is based at the Company's San Diego, California headquarters. In 1997, the Company also engaged three former employees as independent contractors from time to time to provide it with assistance in various areas (including research and development) on an "as needed" basis. See "Factors Which May Affect Future Results" - "Restructuring of Operations."

ITEM 1a.  FACTORS THAT MAY AFFECT FUTURE RESULTS

        HISTORY OF OPERATING LOSSES

        For the calendar year ended December 31, 1998, the Company recorded a loss of $220,223. For the calendar year ended December 31 1997, the Company recorded a loss of $219,101.

        At December 31, 1998, the Company had no tangible assets, no working capital, an accumulated deficit of $22,698,182 and a shareholders' deficit of $580,605. With both the Cintech and the Ascom transactions terminated, and due to the absence of a significant level of sales of the Company's products, either as stand-alone retail units or incorporated into third party products, the Company will continue to generate significant losses. It is unlikely that the Company's existing operations will be successful or will be profitable in the future.

        NEED FOR ADDITIONAL CAPITAL

        The Company's cash on hand as of March 31, 1999 was $269, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations unless adequate revenues from sales and licensing of the Company's OCTuS PTA product line develop, of which there can be no assurance. While operations to date have been funded by loans from Advanced Technologies International, LTD, one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders. As of March 1999, ATI is in bankruptcy proceedings and unable to provide additional funds to the Company.

        RESTRUCTURING OF OPERATIONS

        The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of March 31, 1994) to one employee (as of July 1, 1997) as well as relocation of its headquarters to another facility with lower operating costs. In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Donald O. Aldridge, a director of the Company since June 1995, was appointed Chairman of the Board of the Company in October 1995. In June 1996, the Company sold to ATI 250,000 shares of Series C Preferred Stock (which votes with the Company's Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $0.43 per share for the first 1,000,000 shares, $0.50 per share for the second 1,000,000 shares, and $0.75 per share for the final 1,000,000 shares. Mr. Aldridge resigned from the board in October 1998 and was replaced by Mr. Ronald A. Newcomb in December 1998 who has served as Chairman of the Board since that time.

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

        HIGHLY COMPETITIVE INDUSTRY

        The computer industry is highly competitive and rapidly changing. There are other companies that are engaged in marketing and development of products similar to certain of the Company's products that employ similar technologies that directly compete or could compete with the remainder of the Company's products. Many of these competitors have significantly greater financial, technical, manufacturing, and marketing resources and greater name recognition than the Company. The Company believes that due to the nonproprietary nature of its products and the relatively low barriers to entry to its markets that, unless it establishes a significant installed base before its competitors, the Company will not have any sustainable long-term advantage over its competitors. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by the Company and its competitors, product performance and price, productivity enhancement, distribution and customer support. Given its limited resources, it is unlikely that the Company will be able to compete successfully with respect to these factors or others.

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

        TRANSACTIONS WITH AFFILIATES

        The Company has been a party to certain transactions with related persons and affiliates. The Company believes that all such transactions were in its best interests and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and each transaction was approved by disinterested and independent members of the Board of Directors. However, such agreements were not always reached as the result of arms-length negotiations. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. The Company had been meeting its additional liquidity needs through loans from ATI until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. Smith Technology Development, LLC during 1999 through a bankruptcy purchase agreement, acquired the note, stock and warrants. Subsequently, during 2000, the note, stock and warrants were transferred in a sale to two independent foreign entities. The loan balance, $426,511 as of December 31, 1998, had been increasing at approximately $15,000 per month until August 1998 when ATI ceased funding the Company. The Company accrues 10.0% simple interest on such loan and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants. Should the Company be unable to obtain additional revenues, which is unlikely, and/or raise additional capital, it could be forced to cease business activities altogether.

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

        The Company currently had been meeting its additional liquidity needs through loans from ATI. The loan balance, $426,511 as of December 31, 1998, had been increasing at approximately $15,000 per month until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. Smith Technology Development, LLC during 1999 through a bankruptcy purchase agreement, acquired the note, stock and warrants. Subsequently, during 2000, the note, stock and warrants were transferred in a sale to two independent foreign entities. The Company accrues 10.0% simple interest on such loan and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants.

        TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF STOCK PRICE

        In January 1993, the Company completed an initial public offering of 2,000,000 Units, each unit comprised of one share of Common Stock and one Common Stock Purchase Warrant. These securities were quoted on the Nasdaq SmallCap Market until February 1, 1995, at which time they were delisted due to the Company's inability to meet that market's minimum capital and surplus requirements. Since February 1, 1995, the Company's securities have been traded on the OTC Bulletin Board. The Company's securities now trade on the "pink sheets", which are generally considered to be less efficient markets. While the Company intends to reapply for listing on the Nasdaq SmallCap Market if conditions are favorable for it to do so, there can be no assurance that the Company's securities will be accepted by the Nasdaq SmallCap Market upon application by the Company for relisting.

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

ITEM 2. DESCRIPTION OF PROPERTY.

        In October, 1996, the Company moved its offices to a 400 square foot office suite in an area of northern San Diego known as the "Golden Triangle". In 1998 the company uses only floor space in the office of its sole officer, John Belden at 600 "B" Street 18th Floor San Diego, CA. The company pays no rent for the use of this space.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock, Units and Warrants were quoted on the Nasdaq Small-Cap Market under the symbols OCTS, OCTSU and OCTSW, respectively, upon completion of the Company's initial public offering on January 15, 1993 until February 1, 1995. On February 1, 1995, the Company's securities were delisted from the Nasdaq Small-Cap Market due to the Company's inability to meet that market's minimum capital and surplus requirements. Since February 1, 1995, the Company's securities have been traded on the OTC Bulletin Board. The Company's securities now trade on the "pink sheets".

        Set forth below are the ranges of high and low bid prices for the Common Stock as reported by Nasdaq since the commencement of trading on January 18, 1993 through March 31, 1999. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.

                                                     COMMON STOCK
QUARTER ENDED                                             HIGH                                LOW
-------------                                             ----                                ---
March 31, 1993(1)                                         5-5/8                              3-3/8
June 30, 1993(1)                                          6-1/2                              4-1/8
September 30, 1993(1)                                     7-3/4                              4-1/4
December 31, 1993(1)                                      9-1/2                              6-5/8
March 31, 1994(1)                                         8-3/4                              5-1/2
June 30, 1994(1)                                          6                                  2-3/8
September 30, 1994(1)                                     3-3/16                             1-1/4
December 31, 1994(1)                                      2-1/2                              1-3/8
March 31, 1995(2)                                           5/8                                7/16
June 30, 1995(2)                                            1/2                                1/8
September 30, 1995(2)                                     17/32                               15/32
December 31, 1995(2)                                       3/16                                3/32
March 31, 1996(2)                                          5/16                                5/32
June 30, 1996(3)                                            3/4                                3/16
September 30, 1996(3)                                      7/16                                3/16
December 31, 1996(3)                                       5/16                                3/16
March 31, 1997(3)                                           1/4                                1/16
June 30, 1997(4)                                          23/32                                1/16
September 30, 1997(4)                                       5/8                                9/32
December 31, 1997(4)                                        3/8                                9/16
March 31, 1998(4)                                           1/2                                5/32
June 30, 1998                                               1/8                                3/32
September 30, 1998                                          1/4                                2/32
December 31, 1998                                           1/4                                1/32
March 31, 1999                                              1/8                                1/32


(1) Monthly Statistical Reports, January 1993 through December 1994 prepared by the Nasdaq Stock Market.

(2)     CompuServe Stock Quotes, 1995

(3)     America Online Stock Quotes, 1996

(4)     PC-Quote.com Online Stock Quotes, 1997

(5)     PC-Quote.com Online Stock Quotes, 1998

        On March 31, 1999, the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.03125 per share.

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

        As of March 31, 1999, there were approximately 975 holders of the Company's Common Stock, and one holder of the Company's Series C Preferred Stock, the Company's only outstanding classes of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This information should be read in conjunction with the audited financial statements and notes thereto which begin on page F-1 of this report for the years ended December 31, 1998 and 1997, respectively.

OVERVIEW

        OCTuS was incorporated in 1983 to develop a low cost controller for laser printers. By the end of 1985, the Company had developed a laser printer controller with a proprietary page description language that it incorporated into laser printers and marketed under the LaserPro(R) trademark. The Company was also licensing its laser printer controller technology. This strategy produced increasing sales and profits until mid-1989 when profits began to decline primarily as a result of low margins and other competitive reasons caused by the high cost of the necessary component parts in relation to the competitive market price and the dominant market position of larger high-volume competitors. Although there is no assurance, the Company does not expect the foregoing factors to significantly affect the OCTuS PTA line of products because software products do not rely so heavily on component parts supplied by other manufacturers. While royalties from printer licensing agreements provided working capital, the Company began to suffer operating losses in 1989, which have continued through the present.

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

        The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 1998 and December 31, 1997; and the calendar years ended December 31, 1997 and December 31, 1996.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

        ROYALTY AND TECHNOLOGY INCOME. Royalty and technology income decreased $85,197, from $94,997 for the fiscal year ending December 31, 1997 to $9,800 for the fiscal year ending December 31, 1998. Such amount for the current fiscal year ended December 31, 1998 represents royalty income and payments for modifications to the standard OCTuS PTA product received from Ascom Telecommunications Limited of the United Kingdom ("Ascom").

        INTEREST INCOME. There was no interest income for the fiscal year ending December 31, 1998, which represented no change, from the same period in 1997.

        COST OF SALES. There was an $9,800 cost of sales for the fiscal year ending December 31, 1998, compared with $83,887 cost of sales for the fiscal year ending December 31, 1997. Cost of sales as a percentage of net sales for the fiscal year ending December 31, 1998 was 100% compared to 88.3% for the fiscal year ending December 31, 1997. This decrease in cost is associated with the subcontract fees paid in 1997 to accomplish the modifications to the standard OCTuS PTA on behalf of Ascom. The increased percentage is due to decreased income in 1998.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for calendar year 1998 decreased $101,086, from $286,507 in the fiscal year ending December 31, 1997 to $185,421 in the fiscal year ending December 31, 1998. The decrease reflects the cutback in facilities and staff as the company has scaled down operations.

        RESEARCH AND DEVELOPMENT. There were no significant research and development expenses for the fiscal years ending December 31, 1998 and 1997; as such, these expenses were recorded as general and administrative expenses for the fiscal year ending December 31, 1998 and 1997. The decrease reflects the Company's curtailment of resources with respect to the development of its OCTuS PTA product line as the product transitioned from development to marketing stage. In addition, due to reduced capital resources, the Company eliminated or suspended certain future projects and eliminated its research and development staff in prior years.

        NET LOSS/GAIN. The Company experienced a net loss of $220,223 for the fiscal year ended December 31, 1998. This reflects a decrease of $1,122 under the loss of $219,101 for the fiscal year ended December 31, 1997 reflecting the cutback of staff and facilities in 1998.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

        ROYALTY AND TECHNOLOGY INCOME. Royalty and technology income increased $44,997, or 89.9%, from $50,000 for the fiscal year ending December 31, 1996 to $94,997 for the fiscal year ending December 31, 1997. Such amount for the current fiscal year ended December 31, 1997 represents royalty income and payments for modifications to the standard OCTuS PTA product received from Ascom Telecommunications Limited of the United Kingdom ("Ascom").

        INTEREST INCOME. There was no interest income for the fiscal year ending December 31, 1997, which represented no change, from the same period in 1996.

        COST OF SALES. There was an $83,887 cost of sales for the fiscal year ending December 31, 1997, compared with no cost of sales for the fiscal year ending December 31, 1996. Cost of sales as a percentage of net sales for the fiscal year ending December 31, 1997 was 88.3% compared to 0.0% for the fiscal year ending December 31, 1996. This increase is associated with the subcontract fees paid to accomplish the modifications to the standard OCTuS PTA on behalf of Ascom.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for calendar year 1997 increased $37, 507, from $249,000 in the fiscal year ending December 31, 1996 to $286,507 in the fiscal year ending December 31, 1997. The increase of 15.1%, reflects primarily a lack of significant sales that resulted in the Company expending its limited cash resources in order to fund operating expenses.

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

        LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS

        As of December 31, 1998 the Company had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2008. Additionally, the Company has federal and state net operating loss carry forwards, expiring through 2008. Because of a substantial change in the Company's ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to the Company's initial public offering.

        LIQUIDITY AND CAPITAL RESOURCES

        For the year ended December 31, 1998 the Company incurred a net loss of $220,223. Cash on hand as of December 31, 1998 was $219. In March 1997, Cintech elected not to renew its license to distribute OCTuS PTA. However, Cintech has stated in its public releases that it intends to use the OCTuS technology with other proprietary products. Management believes that without an influx of significant new revenues from the licensing of the Company's products, the Company's cash on hand and revenues from operations will not be sufficient to sustain its operations through the rest of 1999. Although the Company has actively been pursuing such licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. The Company had met its liquidity needs through loans from ATI until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. Smith Technology Development, LLC during 1999 through a bankruptcy purchase agreement, acquired the note, stock and warrants. Subsequently, during 2000, the note, stock and warrants were transferred in a sale to two independent foreign entities. The loan balance as of December 31, 1999 was $427,011. The Company accrues 10.0% simple interest on such loan and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants. There is no assurance that ATI or subsequent owners of the notes and warrants will continue to fund Company or that exercise of the warrants will enable the Company to repay such loans. Should the Company be unable to obtain additional revenues, which is likely, and/or raise additional capital, it could be forced to cease business activities altogether See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."

ITEM 7. FINANCIAL STATEMENTS.

        The full text of the Company's audited financial statements for the fiscal year ended December 31, 1998 begins on page F-1 of this Report.

ITEM 8. ACCOUNTING AND FINANCIAL DISCLOSURE.

        No reports on Form 8-K were filed with the SEC during the period covered by this report. In April 1999 the Company changed accountants, the Company has been delinquent on its SEC filings and filed a Form 8-K for this event in November 2000. There were no disagreements with the former accountants regarding accounting principles or reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth, for the fiscal years ending December 31, 1998 and 1997, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to (i) Mr. Belden, who served as Chief Executive Officer of the Company. No other officers were employed by the Company in 1997 or 1998 that earned over $100,000 in annual salary and bonuses (the "named executive officers").

                                                                                        LONG-TERM COMPENSATION
                                                  ANNUAL COMPENSATION                           AWARDS
                                        ----------------------------------------        -----------------------
                                                                        (E)              (F)             (G)               (H)
          (A)                                                          OTHER          RESTRICTED      SECURITIES         ALL OTHER
       NAME AND               (B)          (C)          (D)            ANNUAL           STOCK         UNDERLYING       COMPENSATION
  PRINCIPAL POSITION         YEAR       SALARY(1)       BONUS       COMPENSATION        AWARDS          OPTIONS             (2)
  ------------------         ----       ---------       -----       ------------        ------          -------             ---
John C. Belden(1)(2)....     1998        96,000           0               0               0                0              3,200
  President & CEO            1997        96,000           0               0               0                0              3,200

----------

(1) Includes compensation that was accrued and deferred pursuant to the Company's 401(k) Plan.

(2) Includes premium for life insurance policies paid by the Company, 401(k) contributions by the Company.

STOCK OPTION GRANTS TABLE

The following table provides information concerning the grant of stock options to the named executive officers of the Company during fiscal 1997 and 1998. The Company does not have any outstanding stock appreciation rights.

                                    NUMBER OF      % OF TOTAL
                                   SECURITIES        OPTIONS
                                   UNDERLYING      GRANTED TO       EXERCISE
                                     OPTIONS      EMPLOYEES IN       OR BASE      EXPIRATION
     NAME                          GRANTED(#)      FISCAL YEAR     PRICE($/SH)       DATE
     ----                          ----------      -----------     -----------       ----
N/A                     1998           0               0               N/A            N/A
                        1997           0               0               N/A            N/A


             OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

        The following table provides information with respect to the named executive officers, concerning the exercise of stock options during fiscal 1997 and 1996 and unexercised options held as of the end of fiscal 1997 and 1996.

                                                                            NUMBER OF
                                                                           SECURITIES           VALUE OF
                                                                           UNDERLYING          UNEXERCISED
                                                                           UNEXERCISED        IN-THE-MONEY
                                                                           OPTIONS AT          OPTIONS AT
                                                                            FY-END(#)           FY-END($)
                                                                          -------------       -------------
                                           SHARES
                                         ACQUIRED ON      VALUE           EXERCISABLE/        EXERCISABLE/
     NAME                                EXERCISE(#)    REALIZED($)       UNEXERCISABLE       UNEXERCISABLE
     ----                                -----------    -----------       -------------       -------------
John C. Belden....       1998                0              0                   389,799/0           0/0
                         1997                0              0             289,799/100,000           0/0

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT

        Effective July 17, 1996, the Board of Directors authorized and approved a two year Employment Agreement for its Chief Executive Officer, John Belden. Mr. Belden has continued to served as the Chief Executive Officer on an at will basis after his employment agreement ended on July 17, 1998. The Company accrued wages for Mr. Belden through the end of 1998. In January 1999 the Company's activities had subsided and Mr. Belden found other full time employment, therefore the Company stopped accruing wages at that time. In total the Company owed Mr. Belden $48,604 at December 31, 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Voting Stock as of March 31, 1999, by (i) each of the Company's named executive officers and directors; (ii) the Company's named executive officers and directors as a group; and (iii) shareholders known by the Company to beneficially own more than 5% of any class of the Company's voting securities. For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., 600 "B" Street 18th Floor San Diego, CA 92101

                                                           NUMBER OF      NUMBER OF SERIES C
                                                         COMMON SHARES    PREFERRED SHARES
                                                          BENEFICIALLY      BENEFICIALLY
NAME                                                         OWNED             OWNED             PERCENT OF CLASS
----                                                         -----             -----             ----------------
OFFICERS AND DIRECTORS
  Ronald A. Newcomb(2).......................                168,000                           3.98% of Common Stock
  Chairman; Director                                                                           2.5% of Voting Stock

John C. Belden(1) President & CEO, Director..                389,799                           8.44% of Common
                                                                                               Stock, if issued
                                                                                               5.47% of Voting Stock

Robert A. Freeman(1)(3)......................                 25,000                           0.59% of Common
                                                                                               Stock, if issued

Advanced Technologies
  International, Ltd.(4)(6)..................              3,000,000            250,000        41.53% of Common
                                                                                               Stock, if issued
                                                                                               100% of Preferred
                                                                                               Stock issued
                                                                                               37.19% of Voting Stock

RUBICON PETROLEUM OF TEXAS INC(5)............                228,000                           5.39% of Common Stock
                                                                                               3.39% of Voting Stock

EXECUTIVE OFFICERS AND DIRECTORS AS A
  GROUP                                                                                        11.43% of Common Stock
  (3 persons)(1).............................                607,799                           8.51% of Voting Stock

---------

(1) Includes the following shares issuable upon exercise of stock options that are exercisable within 60 days from: Mr. Belden, 389,799; Mr. Freeman, 25,000.

(2)     Mr. Newcomb's address is 5514 Waring Rd. San Diego, CA 92120-1852

(3)     Mr. Freeman's address is 525 Seabright Lane, Solana Beach, CA 92075

(4) As reported in a Schedule 13D filed by Advanced Technologies International, Ltd. ("ATI") on July 12, 1996. ATI owns warrants to purchase 3,000,000 shares of Common Stock at prices ranging from $.43 to $.75 per share. ATI's address is Suite 2200 Two La Salle Street, Chicago, IL 60602. Warrants are not calculated into any percentages.

(5) The address of RUBICON PETROLEUM OF TEXAS INC listed in the 13d filing made November 20, 1998 is 6 Pine Rd, Colorado Springs CO 80906. According to the 13d, this entity owns 228,000 shares of common stock.

(6) Preferred C shares have 10:1 voting rights and are therefore calculated by the rights, not the number of shares.


                                CHANGE IN CONTROL

        In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred Stock for $151,000 and issued to ATI warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. While voting power was disbursed among the Company's shareholders prior to the ATI transaction, at March 31, 1999 ATI controlled 56.6% of the voting power (assuming exercise by ATI of the warrant) of the Company's Voting Stock. Smith Technology Development, LLC during 1999 through a bankruptcy purchase agreement, acquired the stock and warrants. Subsequently, during 2000, the note, stock and warrants were transferred in a sale to two independent foreign entities.

                         INFORMATION REGARDING DIRECTORS

        The information set forth below as to each Director has been furnished to the Company by the respective Director:

                                                                                    DIRECTOR
      NAME                       PRESENT POSITION WITH THE COMPANY                   SINCE         AGE
      ----                       ---------------------------------                   -----         ---
Ronald A. Newcomb..........      Chairman of the Board; Director                      1998         45
John C. Belden.............      President and Chief Executive Officer;               1989         69
                                 Chief Financial Officer; Director
Robert A. Freeman..........      Director; Assistant Secretary                        1983         60

        Mr. Newcomb was appointed to the board in December 1998 and has served as Chairman of the Board since that time. Since 1986, he has served as President and Director of MAC Asset Management LLC a consulting firm in San Diego and is the former owner of KLVW 100.1 FM in San Diego. His background includes service as director of numerous companies and organizations in the US and abroad.

        Mr. Belden has served as a director of the Company since October 1989, as its President and Chief Executive Officer from March 1990 to November 1994, and as its Chairman from November 1994 to October 1995. He was re-appointed President and Chief Executive Officer in June 1995 following Ray M. Healy's resignation. From November 1990 to July 1992, and since August 1994, he has also served as the Company's Chief Financial Officer. From March 1995 to January 1997, he served as Corporate Secretary. From June 1984 until assuming his current position, Mr. Belden served as Vice President, Marketing of the American Electronics Association.

        Mr. Freeman, a co-founder and an original director of the Company, has served as a director since 1983 and as Assistant Secretary of the Company since 1996. In addition, he has served in other positions with the Company, including Vice President, Marketing, in 1988 and Vice President, Research and Development, from 1983 to 1987. Since 1989, Mr. Freeman has provided consulting services from time to time in addition to his duties as a director. Since 1991, Mr. Freeman has been a partner in RJ Engineering that has, from time to time, provided consulting services to the Company. Mr. Freeman also served as Chief Operating Officer of Pan Pacific Technology Group from 1989 to 1991.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company had been meeting its needs for cash through loans from ATI. The loan balance had been increasing at approximately $15,000 per month until August 1998 when ATI ceased funding the Company. The Company accrues 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. ATI declared Bankruptcy in 1999 and the Note, Preferred Stock and warrants were subsequently purchased by Smith Technology Development, LLC.

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

                                          OCTUS, INC.


Date: December 27, 2000                   /s/ JOHN C. BELDEN
      -----------------                   -----------------------------------
                                          John C. Belden Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 26, 2000.

Signature                           Title                                       Date
---------                           -----                                       ----
/s/ JOHN C. BELDEN                  President (Principal Executive Officer,     December 26, 2000
---------------------------         Principal Financial & Accounting
John C. Belden                      Officer) Director

/s/ RONALD A. NEWCOMB               Director and Chairman of the                December 26, 2000
---------------------------         Board
Ronald A. Newcomb

/s/ ROBERT A. FREEMAN               Director                                    December 26, 2000
---------------------------
Robert A. Freeman

                                   OCTUS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1998


Report of Independent Auditors 1998                                        F-2

Report of Independent Auditors 1997                                        F-3

Balance Sheets as of December 31, 1997 and 1998                            F-4

Statements of Operations -                                                 F-5
   Years Ended December 31, 1997 and 1998

Statements of Changes in Shareholders' Deficiency -                        F-6
   Years Ended December 31, 1997 and 1998

Statements of Cash Flows -                                                 F-7
   Years Ended December 31, 1997 and 1998

Notes to Financial Statements                                              F-8

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders OCTuS, Inc.

We have audited the accompanying balance sheets of OCTuS, Inc. as of December 31, 1998, and the related statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of OCTuS, Inc. as of December 31, 1997, were audited by other auditors whose report dated March 16, 1998, on those statements included an explanatory paragraph that referred to conditions that raise substantial doubt about the Company's ability to continue as a going concern discussed in
Note 2 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 1998, and the results of operations, shareholders' deficiency and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital and shareholders' deficiency of $580,605 as of December 31, 1998. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LOGAN THROOP & CO., LLP
------------------------------
Logan Throop & Company

San Diego, California

April 12, 1999

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders OCTuS, Inc.

We have audited the accompanying balance sheets of OCTuS, Inc. as of December 31, 1997, and the related statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 1997, and the results of operations, shareholders' deficiency and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital and shareholders' deficiency of $360,382 as of December 31, 1997. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HOLLANDER, GILBERT & CO.

Los Angeles, California

March 16, 1998

                                   OCTUS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998


                                                                    1997                 1998
                                                                ------------          ------------
                               ASSETS
CURRENT ASSETS
   Cash                                                         $          0          $        219
                                                                ------------          ------------

       TOTAL CURRENT ASSETS                                                0                   219
                                                                ------------          ------------

PROPERTY AND EQUIPMENT, Net (Note 3)                                       0                     0
                                                                ------------          ------------

                                                                $          0          $        219
                                                                ============          ============

              LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                             $     34,302          $     33,451
   Accrued liabilities                                                21,125                64,602
   Convertible note payable (Note 5)                                  25,000                     0
   Interest accrued on related party advances (Note 5)                18,144                56,260
   Advances from related party (Note 5)                              261,811               426,511
                                                                ------------          ------------

       TOTAL CURRENT LIABILITIES                                     360,382               580,824
                                                                ------------          ------------


SHAREHOLDERS' DEFICIENCY (Notes 6 and 7)
   Preferred Stock - authorized 2,000,000
     shares, issued and outstanding
     250,000 shares                                                  151,000               151,000
   Common Stock - no par value; authorized
     100,000,000 shares, issued and outstanding
     4,222,922 and 4,223,390 shares, respectively                 21,966,577            21,966,577
   Accumulated deficit                                           (22,477,959)          (22,698,182)
                                                                ------------          ------------

       TOTAL SHAREHOLDERS' DEFICIENCY                               (360,382)             (580,605)
                                                                ------------          ------------

                                                                $          0          $        219
                                                                ============          ============



             See accompanying notes and Independent Auditors' report

                                   OCTUS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                              1997                 1998
                                                           -----------          -----------
REVENUES
   Royalties and technology income (Notes 1 and 4)         $    94,997          $     9,800
                                                           -----------          -----------

       TOTAL REVENUES                                           94,997                9,800
                                                           -----------          -----------

COSTS AND EXPENSES
   Selling, general and administrative                         286,507              185,421
   Depreciation and amortization                                 2,981                    0
   Interest                                                     24,610               44,602
                                                           -----------          -----------
       TOTAL COSTS AND EXPENSES                                314,098              230,023
                                                           -----------          -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                         (219,101)            (220,223)
INCOME TAX BENEFIT (Note 9)                                          0                    0
                                                           -----------          -----------

NET INCOME (LOSS)                                          $  (219,101)         $  (220,223)
                                                           ===========          ===========

PRIMARY EARNING (LOSS) PER COMMON SHARE
   Net income (loss) before extraordinary item             $      (.05)         $      (.05)
   Extraordinary gain
   NET INCOME (LOSS)                                       $      (.05)         $      (.05)
                                                           ===========          ===========

AVERAGE NUMBER OF COMMON SHARES
  USED IN PRIMARY CALCULATIONS                               4,222,922            4,223,390
                                                           ===========          ===========



             See accompanying notes and Independent Auditors' report

                                  OCTUS, INC.
                STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 1997 AND 1998


                                           PREFERRED STOCK                  COMMON STOCK
                                    ----------------------------    ----------------------------    ACCUMULATED
                                       SHARES          AMOUNT          SHARES          AMOUNT         DEFICIT          AMOUNT
                                    ------------    ------------    ------------    ------------    ------------     ------------
BALANCE, DECEMBER 31, 1996               250,000    $    151,000       4,222,922    $ 21,966,577    $(22,258,858)    $   (141,281)
Net loss                                       0               0               0               0        (219,101)        (219,101)
                                    ------------    ------------    ------------    ------------    ------------     ------------

BALANCE, DECEMBER 31, 1997               250,000         151,000       4,222,922      21,966,577     (22,477,959)        (360,382)

Adjustment to shares outstanding               0               0             468               0               0                0

Net loss                                       0               0               0               0        (220,223)        (220,223)
                                    ------------    ------------    ------------    ------------    ------------     ------------

BALANCE, DECEMBER 31, 1998               250,000    $    151,000       4,223,390    $ 21,966,577    $(22,698,182)    $   (580,605)
                                    ============    ============    ============    ============    ============     ============



             See accompanying notes and Independent Auditors' report

                                   OCTUS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                             1997              1998
                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                       $(219,101)        $(220,223)
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
       Depreciation and amortization                           2,981                 0

       Changes in operating assets and liabilities:
         Accounts payable                                      5,666              (851)
         Accrued liabilities                                  (2,303)           43,427
         Accrued interest to related party                    17,681            38,166
         Deferred revenue                                    (10,000)                0
                                                           ---------         ---------

          NET CASH USED BY OPERATING ACTIVITIES             (205,076)         (139,481)
                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposition of fixed assets                   2,245                 0
                                                           ---------         ---------

          NET CASH PROVIDED BY INVESTING ACTIVITIES            2,245                 0
                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of capital leases                                 (1,882)                0
   Payments on notes                                               0           (25,000)
   Advances from related party                               191,811           164,700
                                                           ---------         ---------

       NET CASH PROVIDED BY FINANCING ACTIVITIES             189,929           139,700
                                                           ---------         ---------

NET INCREASE (DECREASE) IN CASH                              (12,902)              219
CASH AT BEGINNING OF YEAR                                     12,902                 0
                                                           ---------         ---------

CASH AT END OF YEAR                                        $       0         $     219
                                                           =========         =========

OTHER CASH INFORMATION
   Interest paid                                           $   4,796         $   6,486
                                                           =========         =========

   Interest received                                       $     nil               nil
                                                           =========         =========



             See accompanying notes and Independent Auditors' report

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

        Effects of Recent Accounting Pronouncements - The Financial Accounting Standards Board (FASB) has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that the Company review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 was effective for the Company's fiscal year beginning January 1, 1996. The adoption of this statement did not have a material impact on the Company's financial position or result of operations for the fiscal year ended December 31, 1997. The FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company was required to adopt SFAS No. 123 for the fiscal year beginning January 1996. This statement establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method and provide pro forma disclosures of net income and earnings per share as if the fair value accounting provisions of this statement had been adopted. The Company adopted only the disclosure requirements of SFAS No. 123; therefore such adoption had no effect on the Company's financial position or results of operations for the fiscal years ended December 31, 1998 and 1997. Nonetheless, due to the limited volume of trading in the Company's Common Stock, such disclosures are not determinable by the Company.


2.      DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

        The Company incurred a net loss of $220,223 for the year ended December 31, 1998, and has an accumulated deficit of $22,698,182 at December 31, 1998. Due to the Company's increasing capital constraints, management has focused its effort on licensing the Company's core technology and curtailing further research and development. Management believes that the potential establishment of revenue-generating license agreements, combined with potential additional financing, would enable it to meet the liquidity requirements of the Company; however, at present the Company has no commitments for significant licensing agreements and does not believe its current licensing agreements alone are sufficient to provide for the continued viability and operations of the Company. Furthermore, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

2.      DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES (Continued)

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

        On March 9, 1998, the Company received notice that its contract to develop computer telephony software for its only customer has been terminated. The loss of this contract for its OCTuS PTA software will seriously impair the ability of the Company to sustain operations unless alternative business opportunities are developed.


3.      PROPERTY AND EQUIPMENT

        Property and equipment was comprised of the following at December 31, 1997 and 1998:

                                                   1997             1998
                                                 --------         --------
        Computer equipment                       $ 12,922         $  7,772
        Furniture and fixtures                     19,122                0
                                                 --------         --------
                                                   32,044            7,772
        Less accumulated depreciation and
        amortization                              (32,044)          (7,772)
                                                 --------         --------
                                                 $      0         $      0
                                                 ========         ========


4.      RELATED PARTY BALANCES AND TRANSACTIONS

        During 1997 and 1998, the Company paid $74,725 and $9,800, respectively in engineering fees to Robert Freeman, director of the Company.

        During 1996, 1997 and 1998, an affiliate of the Company's Series C Preferred Stock holder advanced to the Company a total of $426,511 for working capital purposes. Such advances bear interest at 10% and are due and payable, with accrued interest, upon the Company receiving sufficient funds from the exercise of the common stock warrants held by the Series C Preferred Stock holder.


5.      NOTES AND ADVANCES PAYABLE

        On December 1, 1995, Maroon Bells Capital Partners, Inc. (Note 4) advanced $25,000 to the Company for working capital purposes. The note bears interest at 8% and is due with accrued interest on November 30, 1997. The note was paid in full on March 3, 1998. Additionally, the note was convertible at any time into shares of the Company's Common Stock at the rate of $.25 per share. The note also contained certain acceleration and anti-dilution clauses upon conversion. Maroon Bells was also granted 25,000 warrants with a nominal fair market value, to purchase the Company's Common Stock at a price per share of $.25. The warrants are for a five-year period.


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

        During 1995 and 1997, the Company also issued warrants to purchase the Company's Common Stock to a consultant (Note 5) and to the purchaser of the Company's Series C Preferred Stock in connection with the transaction described below.

        On June 7, 1997, the Company increased the number of authorized shares of common stock from 20,000,000 to 100,000,000.

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

        Cumulative dividends, unpaid on Series C Preferred Stock amounted to $22,685 at December 31, 1998.

        During 1998 some old shares of Series B Preferred Stock were brought in for conversion to 468 shares of common stock. These shares were previously unaccounted for due to an error. Therefore there is an adjustment to the total shares of common stock outstanding during 1998.

7.      STOCK OPTION PLANS

        The Company has various stock option plans and has reserved a total of 414,799 shares of common stock at December 31, 1998, for option grants to directors, officers, employees, consultants of the Company and any subsidiary or parent of the Company. Such options are generally granted at current values, vest over three to five years, and expire not more than ten years from date of grant.

        Transactions under all stock option plans are summarized as follows:

                                                NUMBER OF        OPTION PRICE
                                                 SHARES           PER SHARE
                                                --------         -----------
        Outstanding at December 31, 1996         464,799         $ .13-$3.68
           Options granted                        50,000         $       .25
           Options expired                             0
                                                --------         -----------
        Outstanding at December 31, 1997         514,799         $ .13-$3.68
           Options granted                             0
           Options expired                      (100,000)           .125-.25
                                                --------         -----------
        Outstanding at December 31, 1998         414,799         $ .25-$3.68
                                                ========         ===========


8.      EMPLOYEE BENEFIT PLAN

        The Company has an Internal Revenue Code Section 401(k) savings and retirement plan to provide employees with retirement benefits through a program of regular savings supplemented by Company contributions. The Company's funding policy is to make matching contributions in a range from 0% to 100% of employee contributions, pursuant to the plan, up to a maximum of 6% of a participant's gross earnings. For the years ended December 31, 1997 and 1998, the Company made matching contributions to the plan of $2,640 and $1,760 respectively.


9.      INCOME TAXES

        There was no current provision for Federal or state income taxes in 1997 and 1998 due to taxable losses. Deferred tax assets at December 31, 1997 and 1998 are comprised of the following:

        NOL carryforwards                       $ 8,554,253         $ 8,242,383
        Foreign and research tax credits            895,007             895,007
        Depreciation                                  1,489               1,018
        Other                                         2,515               5,716
                                                -----------         -----------
                                                  9,453,264           9,144,124
           Less valuation allowance              (9,453,264)         (9,144,124)
                                                -----------         -----------
                                                $         0         $         0
                                                ===========         ===========

        As of December 31, 1998, the Company has federal net operating loss carryforwards of approximately $23,434,426, available to reduce future federal taxable income which expire through 2013. The Company also has foreign tax credit and research credit carryforwards for federal tax reporting purposes totaling approximately $692,000, which expire through 2008. Because of a substantial change in the Company's ownership resulting from the consummation of an initial public offering on January 15, 1993, an annual limitation of approximately $243,600 has been placed on the amount of tax credit and net operating loss carryforwards generated prior to the public offering.

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

10.     COMMITMENTS AND CONTINGENCIES

        Employment Agreement - Effective July 17, 1996, the Board of Directors authorized and approved a two year Employment Agreement for its Chief Executive Officer, John Belden, at a monthly rate of $8,000. Mr. Belden has continued to serve as the Chief Executive Officer on an at will basis after his employment agreement ended on July 17, 1998. Concurrently, the Board of Directors granted Mr. Belden an option to purchase 200,000 shares of the Company's Common Stock pursuant to the Company's 1988 Non-Statutory Stock Option Plan. The grant is at an option price of $.25 per share and vests at the rate of 50,000 shares per year over a four-year period.


11.     YEAR 2000

        The Company has assessed its information technology to be ready for the Year 2000. The Company's information technology has been tested for Year 2000 compliance and the results to date have been positive. The Company has not assessed the effects of the Year 2000 on its vendors, customers and other third-party organizations. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

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

10.5            Form of Stock Option Agreement, Non-Qualified
                Options, 1987 Plan                                            *

10.6            Amended and Restated 1988 Nonstatutory Stock
                Option Plan                                                   *

10.7            Form of Stock Option Agreement, Non-Qualified
                Options, 1988 Plan                                            *

10.8            Amended and Restated 1992 Key Executive Stock                 *
                Purchase Plan

10.9            Lease dated April 7, 1995 by and between Mistek
                Investment Group and OCTuS, Inc. for 8352 Clairemont
                Mesa Blvd., San Diego, CA 92111                              +++

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

10.12           Employment Agreement dated June 1, 1992 by and
                between OCTuS, Inc. and John C. Belden, as amended
                May 14, 1993 and February 16, 1995                            #

10.16           Form of Indemnification Agreements entered into
                by and between OCTuS, Inc. and its officers and
                directors                                                     *

10.17           401(k) Plan Document                                          *

10.18           Form of Unit Certificate                                      *

10.19           Directors 1993 Stock Option Plan
                Form of Stock Option Agreement, Non-Qualified
                Options, 1993 Directors Stock Option Plan                     **

                                                                         SEQUENTIALLY
EXHIBIT                                                                     NUMBERED
NUMBER                  DESCRIPTION NUMBERED                                 PAGE
------                  --------------------                                 ----
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

10.28           Product Development and License Agreement dated
                September 5, 1995 by and between Ascom
                Telecommunications Limited and OCTuS, Inc.                    !

10.29           Promissory Note dated December 1, 1995 from
                OCTuS, Inc. to Maroon Bells Capital Partners, Inc.            &

10.30           Stock and Warrant Purchase Agreement dated June
                24, 1996 by and between OCTuS, Inc. and Advanced
                Technologies International, Ltd.                             ++

10.31           Warrant to Purchase Common Stock from OCTuS,
                Inc. to Advanced Technologies International, Ltd. dated
                June 24, 1996                                                ++

10.32           Agreement dated as of August 8, 1996 relating to
                settlement of claims among OCTuS parties and RAS/TAG
                parties.                                                      &

                                                                         SEQUENTIALLY
EXHIBIT                                                                     NUMBERED
NUMBER                  DESCRIPTION NUMBERED                                 PAGE
------                  --------------------                                 ----
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