Form 10QSB
period 1999-03-31
OCTUS INC
filed 2000-12-27
CIK 891462

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                  619-446-2107
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

March 31, 1999         Common Stock, no par value                  4,223,390
(Date)                 (Class)                                (Number of Shares)

                       Series C Preferred Stock                      250,000
                       (Class)                                (Number of Shares)

Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

                                   OCTUS, INC.
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED March 31, 1999

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    Condensed Balance Sheets at March 31, 1999 and
                    December 31, 1998                                         3

                    Condensed Statements of Operations for the three
                    months ended March 31, 1999 and 1998                      4

                    Condensed Statements of Cash Flows for the three
                    months ended March 31, 1999 and 1998                      5

                    Notes to Condensed Financial Statements                   6


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                       7


PART II.  OTHER INFORMATION                                                  10

SIGNATURES                                                                   11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCTuS, INC.
CONDENSED BALANCE SHEETS


                                                  March 31,        December 31,
                                                    1999               1998
                                                (Unaudited)
                                                ------------       ------------

                                     ASSETS
CURRENT ASSETS
   Cash                                         $        269       $        219
                                                ------------       ------------

       TOTAL CURRENT ASSETS                              269                219
                                                ------------       ------------


PROPERTY AND EQUIPMENT, Net                                0                  0
                                                ------------       ------------

                                                $        269       $        219
                                                ============       ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                             $     35,448       $     33,451
   Accrued liabilities                                65,852             64,602
   Accrued interest                                   66,260             56,260
   Promissory note                                   426,511            426,511
                                                ------------       ------------

       TOTAL CURRENT LIABILITIES                     594,071            580,824
                                                ------------       ------------



SHAREHOLDERS' DEFICIENCY
   Preferred Stock - authorized 2,000,000
     shares, issued and outstanding
     250,000 shares                                  151,000            151,000
   Common Stock - no par value;
     authorized 100,000,000 shares,
     issued and outstanding 4,223,390             21,966,577         21,966,577
   Accumulated deficit                           (22,711,379)       (22,698,182)
                                                ------------       ------------

       TOTAL SHAREHOLDERS' DEFICIENCY               (593,802)          (580,605)
                                                ------------       ------------

                                                $        269       $        219
                                                ============       ============

                   See notes accompanying financial statements

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                      For the three months
                                                         ended March 31,
                                                     1999               1998
                                                 -----------        -----------
REVENUES
   Royalties and technology income               $         0        $    10,000
                                                 -----------        -----------

       TOTAL REVENUES                                      0             10,000
                                                 -----------        -----------

COSTS AND EXPENSES
   Cost of sales                                           0             10,000
   Selling, general and administrative                 3,197             43,000
   Interest                                           10,000              1,000
                                                 -----------        -----------

       TOTAL COSTS AND EXPENSES                       13,197             54,000
                                                 -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES                    (13,197)           (44,000)

INCOME TAX (BENEFIT)                                       0                  0
                                                 -----------        -----------

NET INCOME (LOSS)                                $   (13,197)       $   (44,000)
                                                 ===========        ===========

PRIMARY EARNING (LOSS)
  PER COMMON SHARE                               $      (.00)       $      (.01)
                                                 ===========        ===========


AVERAGE NUMBER OF COMMON SHARES
  USED IN PRIMARY CALCULATIONS                     4,223,390          4,223,390
                                                 ===========        ===========


                   See notes accompanying financial statements

OCTuS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                           For the three months
                                                             ended March 31,
                                                           1999           1998
                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $(13,197)      $(44,000)
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
       Changes in operating assets and liabilities:
         Accounts payable                                   1,997        (12,000)
         Accrued liabilities                                1,250         (4,000)
         Accrued interest                                  10,000              0
                                                         --------       --------

NET CASH USED BY OPERATING ACTIVITIES                          50        (60,000)
                                                         --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances                                       0         62,000
                                                         --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      50         62,000
                                                         --------       --------

NET INCREASE (DECREASE) IN CASH                                50          2,000

CASH AT BEGINNING OF PERIOD                                   219              0
                                                         --------       --------

CASH AT END OF PERIOD                                    $    269       $  2,000
                                                         ========       ========

OTHER CASH INFORMATION
   Interest paid                                         $      0       $  1,000
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

   In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at March 31, 1999 and December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2. DESCRIPTION OF THE BUSINESS

   OCTuS Inc. (the "Company") was formed as a California corporation in 1983. The core of the Company's technology from its inception until 1991 was comprised of software for use in controllers for laser printers and related imaging devices. The Company incorporated this technology into its own LaserPro(R) laser printer products and also licensed the technology to third parties. In 1991, because of low margins and competition, the Company shifted its primary focus from laser printer controller technology to the development of the OCTuS PTA product line. Currently the Company is looking to acquire new technology that can be commercialized within the corporation. At this point the Company has no products available for sale and considers its technology to be obsolete.

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                      March 31,       December 31,
                                                        1999              1998
                                                    (Unaudited)
                                                    -----------       -----------
PROPERTY AND EQUIPMENT
   Computer and test equipment                        $  7,772         $  7,772
     Less accumulated depreciation                      (7,772)          (7,772)
                                                      --------         --------
                                                             0                0
                                                      ========         ========

ACCRUED LIABILITIES
   Compensation and employee benefits                   48,293           48,293
   Other                                                17,559           16,309
                                                      --------         --------
                                                        65,852           64,602
                                                      ========         ========

4. DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

   The Company has a working capital and shareholders' deficiency of $593,802 and an accumulated deficit of $22,711,379 as of March 31, 1999. The Company has liabilities totaling $594,071 and cash of only $269 as of March 31, 1999. At present the Company has no product or technology to provide for the continued viability and operations of the Company. Furthermore, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should management be unable to obtain additional capital to acquire a technology or product, it could be forced to cease the Company's business activities altogether and liquidate the Company's net assets. Additionally, there is no assurance the Company will not require additional capital resources in order to become operational. There is no assurance that the Company will have the ability to continue as a going concern.

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

   This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended March 31, 1999. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 will provide additional information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

   Net Sales. There were no net sales for the three months ended March 31, 1999, which represented no change, from the same period in 1998. Because the Company currently is without a product there are no sales or even prospects of sales in the near future.

   Royalties. There was no royalty income recorded for the three months ended March 31, 1999, which represented a decrease of $10,000 or 100%, from the same period in 1998. Such amount for the period ended March 31, 1998 represents royalty income received from Ascom Telecommunications Limited of the United Kingdom ("Ascom"), which in September 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market. The Company is not expecting any further royalty income on this agreement.

   Cost of Sales. The Company recorded $0 for cost of sales for the three months ended March 31, 1999, a decrease of $10,000 from the $10,000 recorded from the same period in 1998.

   Selling, General and Administrative. The Company recorded $3,197 for selling, general and administrative expenses for the three months ended March 31, 1999, a decrease of $39,803, or 92%, from the same period in 1998. The Company is operating at a bare minimum level, at this point there are no employees and no sales efforts due to the lack of a product.

   Net Loss. Net loss for the three months ended March 31, 1999 was $13,197, as compared to a $44,000 loss for the same period in 1998.

   LIQUIDITY AND CAPITAL RESOURCES. For the three months ended March 31, 1999, the Company posted a net loss of $13,197. Cash on hand on March 31, 1999 was $269. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

                  RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

HISTORY OF OPERATING LOSSES

   For the calendar year ended December 31 1998, the Company incurred a loss of $220,223. At March 31, 1999 the Company had an accumulated deficit of $22,711,379.

   The absence of a significant level of sales will cause the Company to continue to generate significant losses. There is no assurance that the Company's operations will be successful or will be profitable in the future.

NEED FOR ADDITIONAL CAPITAL

   The Company's cash on hand as of March 31, 1999 was $269, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to curtail operations or cease business activities altogether.

RESTRUCTURING OF OPERATIONS

   The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of March 31, 1994) to one employee (as of July 1, 1997) as well as relocation of its headquarters to another facility with lower operating costs. In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Belden continued to serve as the Chief Executive Officer on an at-will basis after his employment agreement ended on July 17, 1998. The Company accrued wages for Mr. Belden through the end of 1998. In January 1999 the Company's activities had subsided and Mr. Belden found other full time employment, therefore the Company stopped accruing wages at that time. In total, the Company owed Mr. Belden $48,604 at December 31, 1998, the amount was still owed at March 31, 1999.

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

TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF STOCK PRICE

   In January 1993, the Company completed an initial public offering of 2,000,000 Units, each unit comprised of one share of Common Stock and one Common Stock Purchase Warrant. These securities were quoted on the NASDAQ SmallCap Market until February 1, 1995, at which time they were delisted due to the Company's inability to meet that market's minimum capital and surplus requirements. The securities now trade on the "pink sheets", which are generally considered to be less efficient markets.

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

SHARES ELIGIBLE FOR FUTURE SALE

   Sales of substantial amounts of the Common Stock in the public market could have an adverse effect on the price of the publicly-traded Units, Common Stock and the Warrants and could potentially adversely affect the Company's ability to raise additional funds. At March 31, 1999, 189,799 stock options held by Mr. Belden at the time of the January 1993 initial public offering, are subject to a lockup agreement with RAS Securities Corp., the underwriter of the initial public offering, whereby Mr. Belden has agreed not to sell, contract to sell, or otherwise dispose of such shares of Common Stock, without the consent of RAS Securities Corp., until the date the Company has $1.0 million or more in earnings after taxes in any fiscal year as certified by the Company's independent accountants.

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

PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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


                                             OCTuS, INC.


Date: December 27, 2000                      /s/ JOHN C. BELDEN
      -----------------                      -----------------------------------
                                             John C. Belden
                                             President & CEO/
                                             Chief Financial Officer

EXHIBIT INDEX


                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                               DESCRIPTION NUMBERED                            PAGE
--------------    --------------------------------------------------------------    --------------
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

    10.30         Stock and Warrant Purchase Agreement dated June 24, 1997 by and between OCTuS, Inc. and Advanced Technologies
                  International, Ltd.                                                     ++

    10.31         Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced
                  Technologies International, Ltd. dated June 24, 1997                    ++

    10.32         Agreement dated as of August 8, 1997 relating to settlement
                  of claims among OCTuS parties and RAS/TAG parties.                       &

       11         Statements re: computation of (loss) earnings per share and
                  shares used in per share calculation                                   +++

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                               DESCRIPTION NUMBERED                            PAGE
--------------    --------------------------------------------------------------    --------------
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