Form 10QSB
period 1999-09-30
OCTUS INC
filed 2000-12-27
CIK 891462

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

September 30, 1999          Common Stock, no par value      4,223,390
(Date)                      (Class)                         (Number of Shares)

                            Series C Preferred Stock        250,000
                            (Class)                         (Number of Shares)

Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

                                   OCTUS, INC.
                                   FORM 10-QSB
                           FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                               PAGE
                                                                               ----
PART I. FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                 Condensed Balance Sheets at September 30, 1999 and
                 December 31, 1998                                              3

                 Condensed Statements of Operations for the three
                 months ended September 30, 1999 and 1998                       4

                 Condensed Statements of Operations for the nine
                 months ended September 30, 1999 and 1998                       5

                 Condensed Statements of Cash Flows for the nine
                 months ended September 30, 1999 and 1998                       6

                 Notes to Condensed Financial Statements                        7


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                           8



PART II.  OTHER INFORMATION                                                     11

SIGNATURES                                                                      12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCTUS, INC.
CONDENSED BALANCE SHEETS


                                                            September 30,
                                                               1999                 December
                                                            (Unaudited)             31, 1998
                                                            ------------          ------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                     $        110          $        219
                                                            ------------          ------------

       TOTAL CURRENT ASSETS                                          110                   219
                                                            ------------          ------------


PROPERTY AND EQUIPMENT, Net                                            0                     0
                                                            ------------          ------------

                                                            $        110          $        219
                                                            ============          ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                         $     43,772          $     33,451
   Accrued liabilities                                            68,351                64,602
   Accrued interest                                               86,260                56,260
   Promissory note                                               427,011               426,511
                                                            ------------          ------------

       TOTAL CURRENT LIABILITIES                                 625,394               580,824
                                                            ------------          ------------



SHAREHOLDERS' DEFICIENCY
   Preferred Stock - authorized 2,000,000
     shares, issued and outstanding
     250,000 shares                                              151,000               151,000
   Common Stock - no par value;
     authorized 100,000,000 shares,
     issued and outstanding 4,223,390                         21,966,577            21,966,577
   Accumulated deficit                                       (22,742,861)          (22,698,182)
                                                            ------------          ------------

       TOTAL SHAREHOLDERS' DEFICIENCY                           (625,284)             (580,605)
                                                            ------------          ------------

                                                            $        110          $        219
                                                            ============          ============



                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                      For the three months
                                                       ended September 30,
                                                   1999                 1998
                                               -----------          -----------
REVENUES
   Royalties and technology income             $         0          $         0
                                               -----------          -----------

       TOTAL REVENUES                                    0                    0
                                               -----------          -----------

COSTS AND EXPENSES
   Cost of sales                                         0                    0
   Selling, general and administrative               1,830               44,000
   Interest                                         10,000                1,000
                                               -----------          -----------

       TOTAL COSTS AND EXPENSES                     11,830               45,000
                                               -----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES                  (11,830)             (45,000)

INCOME TAX (BENEFIT)                                     0                    0
                                               -----------          -----------

NET INCOME (LOSS)                              $   (11,830)         $   (45,000)
                                               ===========          ===========

PRIMARY EARNING (LOSS)
  PER COMMON SHARE                             $      (.00)         $      (.01)
                                               ===========          ===========



AVERAGE NUMBER OF COMMON SHARES
  USED IN PRIMARY CALCULATIONS                   4,223,390            4,223,390
                                               ===========          ===========



                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                      For the nine months
                                                      ended September 30,
                                                  1999                 1998
                                               -----------          -----------
REVENUES
   Royalties and technology income             $         0          $    10,000
                                               -----------          -----------

       TOTAL REVENUES                                    0               10,000
                                               -----------          -----------

COSTS AND EXPENSES
   Cost of sales                                         0               10,000
   Selling, general and administrative              14,679              134,000
   Interest                                         30,000                4,000
                                               -----------          -----------

       TOTAL COSTS AND EXPENSES                     44,679              148,000
                                               -----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES                  (44,679)            (138,000)

INCOME TAX (BENEFIT)                                     0                    0
                                               -----------          -----------

NET INCOME (LOSS)                              $   (44,679)         $  (138,000)
                                               ===========          ===========

PRIMARY EARNING (LOSS)
  PER COMMON SHARE                             $      (.01)         $      (.03)
                                               ===========          ===========



AVERAGE NUMBER OF COMMON SHARES
  USED IN PRIMARY CALCULATIONS                   4,223,390            4,223,390
                                               ===========          ===========



                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                 For the nine months
                                                                 ended September 30,
                                                              1999               1998
                                                            ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $ (44,679)         $(138,000)
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
       Changes in operating assets and liabilities:
         Accounts payable                                      10,320            (12,000)
         Accrued liabilities                                    3,750             18,000
         Accrued interest                                      30,000                  0
                                                            ---------          ---------

NET CASH USED BY OPERATING ACTIVITIES                            (609)          (132,000)
                                                            ---------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances                                         500            132,000
                                                            ---------          ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         500            132,000
                                                            ---------          ---------

NET INCREASE (DECREASE) IN CASH                                  (109)                 0

CASH AT BEGINNING OF PERIOD                                       219                  0
                                                            ---------          ---------

CASH AT END OF PERIOD                                       $     110          $       0
                                                            =========          =========

OTHER CASH INFORMATION
   Interest paid                                            $       0          $   4,000
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

   In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at September 30, 1999 and December 31, 1998, and the results of operations for the nine months ended September 30, 1999 and 1998. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                            September 30,
                                                1999           December 31,
                                             (Unaudited)          1998
                                            -------------      ------------
PROPERTY AND EQUIPMENT
   Computer and test equipment                $  7,772          $  7,772
     Less accumulated depreciation              (7,772)           (7,772)
                                              --------          --------
                                                     0                 0
                                              ========          ========

ACCRUED LIABILITIES
   Compensation and employee benefits           48,293            48,293
   Other                                        20,058            16,309
                                              --------          --------
                                                68,351            64,602
                                              --------          --------


4. DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

   The Company has a working capital and shareholders' deficiency of $625,284 and an accumulated deficit of $22,742,861 as of September 30, 1999. The Company has liabilities totaling $625,394 and $110 in cash as of September 30, 1999. At present the Company has no product or technology to provide for the continued viability and operations of the Company. Furthermore, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should management be unable to obtain additional capital to acquire a technology or product, it could be forced to cease the Company's business activities altogether and liquidate the Company's net assets. Additionally, there is no assurance the Company will not require additional capital resources in order to become operational. There is no assurance that the Company will have the ability to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

   This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended September 30, 1999. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 will provide additional information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

   Net Sales. There were no net sales for the three months ended September 30, 1999, which represented no change, from the same period in 1998. Because the Company currently is without a product there are no sales or even prospects of sales in the near future.

   Royalties. There was no royalty income recorded for the three months ended September 30, 1999, which represented no change from the same period in 1998.

   Cost of Sales. The Company recorded $0 cost of sales for the three months ended September 30, 1999; which represented no change from the same period in 1998.

   Selling, General and Administrative. The Company recorded $1,830 for selling, general and administrative expenses for the three months ended September 30, 1999, a decrease of 42,170, or 95.8%, from the same period in 1998. The Company is operating at a bare minimum level, at this point there are no employees and no sales efforts due to the lack of a product.

   Net Loss. Net loss for the three months ended September 30, 1999 was $11,830, as compared to a $45,000 loss for the same period in 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

   Net Sales. There were no net sales for the nine months ended September 30, 1999, which represented no change, from the same period in 1998. Because the Company currently is without a product there are no sales or even prospects of sales in the near future.

   Royalties. There was $0 royalty income recorded for the nine months ended September 30, 1999, which represented a reduction of $10,000 or 100%, from the same period in 1998. The amount for the nine month period ended September 30, 1998 represents royalty income received from Ascom Telecommunications Limited of the United Kingdom ("Ascom"), which in September 1995, executed a license agreement with the Company whereby the Company granted exclusive rights to Ascom to manufacture and distribute a special serial-port version of the OCTuS PTA software to the European market. In March 1998, Ascom terminated the agreement and no royalties were earned during the nine months ended September 30, 1999. The Company is not expecting any further royalty income on this agreement.

   Cost of Sales. The Company recorded $0 for cost of sales for the nine months ended September 30, 1999; a decrease of $10,000 from the $10,000 recorded from the same period in 1998

   Selling, General and Administrative. The Company recorded $14,679 for selling, general and administrative expenses for the nine months ended September 30, 1999, a decrease of $119,321, or 89.0%, from the same period in 1998. The Company is operating at a bare minimum level, at this point there are no employees and no sales efforts due to the lack of a product.

   Net Loss. Net loss for the nine months ended September 30, 1999 was $44,679, as compared to a $138,000 loss for the same period in 1998.

        LIQUIDITY AND CAPITAL RESOURCES.

        For the nine months ended September 30, 1999, the Company posted a net loss of $ 44,679. The Company's operating and investing activities used cash of $609. Cash on hand on September 30, 1999 was $110. For the year ended December 31, 1998 the Company incurred a net loss of $220,223. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to cease business activities altogether.


                  RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

        HISTORY OF OPERATING LOSSES

        For the calendar year ended December 31, 1998, the Company recorded a loss of $220,223. For the calendar year ended December 31 1997, the Company recorded a loss of $219,101.

        At September 30, 1999, the Company had no tangible assets, no working capital, an accumulated deficit of $22,742,861 and a shareholder' deficit of $625,284. With both the Cintech and the Ascom transactions terminated, and due to the absence of a significant level of sales of the Company's products, either as stand-alone retail units or incorporated into third party products, the Company will continue to generate significant losses. It is unlikely that the Company's existing operations will be successful or will be profitable in the future.

        NEED FOR ADDITIONAL CAPITAL

        The Company's cash on hand as of September 30, 1999 was $110, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether.

        RESTRUCTURING OF OPERATIONS

        The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of September 30, 1994) to one employee (as of July 1, 1997) as well as relocation of its headquarters to another facility with lower operating costs. In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Belden continued to serve as the Chief Executive Officer on an at-will basis after his employment agreement ended on July 17, 1998. The Company accrued wages for Mr. Belden through the end of 1998. In January 1999 the Company's activities had subsided and Mr. Belden found other full time employment, therefore the Company stopped accruing wages at that time. In total, the Company owed Mr. Belden $48,604 at December 31, 1998, the amount was still owed at September 30, 1999.

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

        SHARES ELIGIBLE FOR FUTURE SALE

        Sales of substantial amounts of the Common Stock in the public market could have an adverse effect on the price of the publicly-traded Units, Common Stock and the Warrants and could potentially adversely affect the Company's ability to raise additional funds. At September 30, 1999, 189,799 stock options held by Mr. Belden at the time of the January 1993 initial public offering, are subject to a lockup agreement with RAS Securities Corp., the underwriter of the initial public offering, whereby Mr. Belden has agreed not to sell, contract to sell, or otherwise dispose of such shares of Common Stock, without the consent of RAS Securities Corp., until the date the Company has $1.0 million or more in earnings after taxes in any fiscal year as certified by the Company's independent accountants.

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

                                        OCTUS, INC.

Date: December 27, 2000
                                        /s/ JOHN C. BELDEN
                                        ----------------------------------------
                                        John C. Belden
                                        President & CEO/
                                        Chief Financial Officer

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