Form 10KSB
period 1999-12-31
OCTUS INC
filed 2000-12-27
CIK 891462

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED:         COMMISSION FILE NUMBER:
              DECEMBER 31, 1999                      0-21092

                                   OCTUS, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                                    33-0013439
  -------------------------------                       -------------------
  (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                            600 "B" STREET 18TH FLOOR
                               SAN DIEGO, CA 92101
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (619) 446-2107
                                 --------------

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

              (1)     YES    [X]     NO        (2)     YES     [X]    NO

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenue for the most recent fiscal year:            $-0-

The aggregate market value of the voting stock held by nonaffiliates of the
Issuer: $ 105,584 as of November 30, 2000.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:

          Class:                              Common Stock, No Par Value
          Outstanding at December 31, 1999:   4,223,390 shares
          Class:                              Series C Preferred
          Outstanding at December 31, 1999:   250,000 shares

Documents Incorporated by Reference:               None.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

          INTRODUCTION

          OCTuS, Inc. (the "Company" or "OCTuS") was incorporated in October 1983 under the laws of the State of California. In December 1991, in connection with its shift in focus from the laser printer to the computer-telephone integration market, the Company's name was changed from Office Automation Systems, Inc. to OCTuS, Inc. In January 1993, the Company completed an initial public offering of 2,000,000 units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock. The Company's Common Stock (OCTS), Warrants (OCTSW) and Units (OCTSU) has traded on the OTC Bulletin Board until February of 2000 when it started trading on pink sheets.

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

          On September 5, 1995, the Company entered into a product development and license agreement with Ascom Telecommunications Limited ("Ascom") of the United Kingdom. The agreement provided Ascom with an exclusive license to manufacture and sell to distributors, resellers and end users in Europe a special version of OCTuS PTA that had been modified to operate through the personal computer's serial port with Ascom's proprietary telephone. The agreement provided that Ascom pay the Company a total of $65,000 for the required modifications to the standard OCTuS PTA product.

          Although the Company received $65,000 from Ascom as payment for the required modifications to the standard OCTuS PTA program, on March 10, 1998, Ascom terminated the Company's contract. The loss of this contract, the Company's only contract for the OCTuS PTA software, seriously impaired the ability of the company to sustain operations, and forced the Company to seek alternative business opportunities. As of this date, the Company is actively seeking such alternative business opportunities, which may include acquisition of other software products, or acquisition of some other technology. Although the Company is seeking such opportunities, it is unlikely that the Company will be able to consummate any such transaction, which would generate sufficient revenues to sustain the Company's operations. Additional capital will likely have to come from issuing additional equity interest, which can not happen without dramatically diluting the existing equity ownership of the Company's Common stockholders.

          EMPLOYEES

          The Company did not add to its workforce during the year ended December 31, 1999; as of November 30, 2000, the Company's, President John C. Belden, who is based at the Company's San Diego, California headquarters was retained on a consulting basis under a six month contract.

ITEM 1a.  FACTORS WHICH MAY AFFECT FUTURE RESULTS.

          HISTORY OF OPERATING LOSSES

          For the calendar year ended December 31, 1999, the Company recorded a loss of $54,167. For the calendar year ended December 31 1998, the Company recorded a loss of $220,223.

          At December 31, 1999, the Company had no tangible assets, no working capital, an accumulated deficit of $22,752,349 and a shareholders' deficit of $ 634,772. With both the Cintech and the Ascom transactions terminated, and considering that the Company at this time has no product available for sale, the Company will continue to generate significant losses. Unless the Company acquires a new technology or product it is unlikely that the Company will be profitable in the future.

          NEED FOR ADDITIONAL CAPITAL

          The Company's cash on hand as of September 30, 2000 was $6,275, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. While operations to date have been funded by loans from Advanced Technologies International, LTD, one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders. As of August, 1999, ATI was declared bankrupt and unable to provide additional funds to the Company.

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


          TRANSACTIONS WITH AFFILIATES

          The Company has been a party to certain transactions with related persons and affiliates. The Company believes that all such transactions were in its best interests and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and each transaction was approved by disinterested and independent members of the Board of Directors. However, such agreements were not always reached as the result of arms-length negotiations. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000, and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $0.43 per share for the first 1,000,000 shares, $0.50 per share for the second 1,000,000 shares, and $0.75 per share for the final 1,000,000 shares. The Company had been meeting its liquidity needs through loans from ATI until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. The loan balance as of December 31, 1999 was $ 427,011. The Company accrues 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants.. Smith Technology Development, LLC during 1999 through a bankruptcy purchase agreement, acquired the note, stock and warrants. Subsequently, during 2000, the note, stock and warrants were transferred in a sale to two independent foreign entities. There is no assurance that Smith Technology Development, LLC or subsequent owners of the notes and warrants will continue to fund Company or that exercise of the warrants will enable the Company to repay such loans. Should the Company be unable to obtain additional revenues, which is unlikely, and/or raise additional capital, it could be forced to cease business activities altogether.

          NOTES AND ADVANCES PAYABLE

          On December 1, 1995, Maroon Bells Capital Partners, Inc. (Note 4) advanced $25,000 to the Company for working capital purposes. The note accrued interest at 8% and was due with accrued interest on November 30, 1997. Maroon Bells was also granted 25,000 warrants with a nominal fair market value, to purchase the Company's Common Stock at a price per share of $.25. The warrants are for a five-year period. The note was paid in full on March 3, 1998.

See also transactions with affiliates above.

          TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF STOCK PRICE

          In January 1993, the Company completed an initial public offering of 2,000,000 Units, each unit comprised of one share of Common Stock and one Common Stock Purchase Warrant. These securities were quoted on the Nasdaq SmallCap Market until February 1, 1995, at which time they were delisted due to the Company's inability to meet that market's minimum capital and surplus requirements. The securities now trade on the "pink sheets", maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets. While the Company intends to reapply for listing on the Nasdaq SmallCap Market if conditions are favorable for it to do so, there can be no assurance that the Company's securities will be accepted by the Nasdaq SmallCap Market upon application by the Company for relisting.

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

          SHARES ELIGIBLE FOR FUTURE SALE

          Sales of substantial amounts of the Common Stock in the public market could have an adverse effect on the price of the publicly-traded Common Stock could potentially adversely affect the Company's ability to raise additional funds. At December 31, 1999, 189,799 stock options held by Mr. Belden at the time of the January 1993 initial public offering, are subject to a lockup agreement with RAS Securities Corp., the underwriter of the initial public offering, whereby such persons have agreed not to sell, contract to sell, or otherwise dispose of such shares of Common Stock, without the consent of RAS Securities Corp., until the date the Company has $1.0 million or more in earnings after taxes in any fiscal year as certified by the Company's independent accountants.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

          In October, 1996, the Company moved its offices to a 400 square foot office suite in an area of northern San Diego known as the "Golden Triangle". In November 1999 the company uses only floor space in the office of its sole officer, John Belden at 600"B" Street 18th Floor San Diego, CA. The company pays no rent for the use of this space.

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

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock, Units and Warrants were quoted on the Nasdaq Small-Cap Market under the symbols OCTS, OCTSU and OCTSW, respectively, upon completion of the Company's initial public offering on January 15, 1993 until February 1, 1995. On February 1, 1995, the Company's securities were delisted from the Nasdaq Small-Cap Market due to the Company's inability to meet that market's minimum capital and surplus requirements. Since February 1, 1995, the Company's securities have been traded on the OTC Bulletin Board. The Company's securities now trade on the "pink sheets"

          Set forth below are the ranges of high and low bid prices for the Common Stock as reported by Nasdaq since the commencement of trading on January 18, 1993 through March 31, 2000. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.


                                                              COMMON STOCK

QUARTER ENDED                                                      HIGH                                     LOW
-------------                                                      ----                                     ---
March 31, 1993(1)                                                  5-5/8                                    3-3/8
June 30, 1993(1)                                                   6-1/2                                    4-1/8
September 30, 1993(1)                                              7-3/4                                    4-1/4
December 31, 1993(1)                                               9-1/2                                    6-5/8
March 31, 1994(1)                                                  8-3/4                                    5-1/2
June 30, 1994(1)                                                   6                                        2-3/8
September 30, 1994(1)                                             3-3/16                                    1-1/4
December 31, 1994(1)                                               2-1/2                                    1-3/8
March 31, 1995(2)                                                    5/8                                     7/16
June 30, 1995(2)                                                     1/2                                      1/8
September 30, 1995(2)                                              17/32                                    15/32
December 31, 1995(2)                                                3/16                                     3/32
March 31, 1996(2)                                                   5/16                                     5/32
June 30, 1996(3)                                                     3/4                                     3/16
September 30, 1996(3)                                               7/16                                     3/16
December 31, 1996(3)                                                5/16                                     3/16
March 31, 1997(3)                                                    1/4                                     1/16
June 30, 1997(4)                                                   23/32                                     1/16
September 30, 1997(4)                                                5/8                                     9/32
December 31, 1997(4)                                                 3/8                                     9/16
March 31, 1998(4)                                                    1/2                                     5/32
June 30, 1998(4)                                                     1/8                                     3/32
September 30, 1998(4)                                                1/4                                     2/32
December 31, 1998(4)                                                 1/4                                     1/32




March 31, 1999(5)                                                    1/8                                      1/32
June 30, 1999(5)                                                     .06                                       .03
September 30, 1999(5)                                                .05                                       .03
December 31, 1999(5)                                                 .04                                       .03
March 31, 2000(5)                                                    .05                                       .03

(1) Monthly Statistical Reports, January 1993 through December 1994 prepared by the Nasdaq Stock Market.

(2)       CompuServe Stock Quotes, 1995

(3)       America Online Stock Quotes, 1996

(4)       PC-Quote.com Online Stock Quotes, 1997

(5)       OTC "Pink Sheets"

          On March 31, 2000, the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.05 per share.

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

          As of March 31, 2000, there were approximately 975 holders of the Company's Common Stock, and one holder of the Company's Series C Preferred Stock, the Company's only outstanding classes of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          This information should be read in conjunction with the audited financial statements and notes thereto which begin on page F-1 of this report for the years ended December 31, 1999 and 1998, respectively.

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

          In early 1991, the Company began shifting its emphasis from laser printer controller products to the development of its new product line. Since 1991, the Company has made significant changes to its business, management and operations. However, until September 1993, substantially all of the Company's revenues were derived from business activities involving the Company's laser printer technology and technology licensing agreements. In September 1993, the Company sold substantially all of the assets and inventory of the laser printer business to National Computer Systems, Inc. ("NCS"). Since that time, the Company has not generated significant revenues from sales of its OCTuS PTA product due to poor product sales and lack of broad market acceptance. As a result, in 1994, the Company was required to significantly downsize its staff and reduce its operating expenses, which continued into 1995. See Part I, "Description of Business," "--Employees," and "--Factors Which May Affect Future Results," "--Restructuring of Operations."

          In March 1995, the Company engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. Since that time, the Company has focused its efforts on the licensing of its OCTuS PTA technology to third parties for incorporation by such parties into their own respective product lines. Although several companies have expressed interest in licensing the Company's technology, no significant licensing arrangements have been entered into to date, nor can there be any assurance that the revenue from any such licensing agreements will be sufficient to sustain the Company's operations. In such case, the Company will be required to curtail business altogether. In March of 1997, Cintech elect not to renew its agreement with the Company, thereby leaving the Company with no current means of distribution of its products. See Part I, "Description of Business," "--OCTuS PTA",

          The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 1999 and December 31, 1998

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

           ROYALTY AND TECHNOLOGY INCOME. Royalty and technology income decreased $9,800, from $9,800 for the fiscal year ending December 31, 1998 to $-0- for the fiscal year ending December 31, 1999. Such amount for the current fiscal year ended December 31, 1998 represents payments for modifications to the standard OCTuS PTA product received from Ascom Telecommunications Limited of the United Kingdom ("Ascom").

          INTEREST INCOME. There was no interest income for the fiscal year ending December 31, 1999, which represented no change, from the same period in 1998.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for calendar year 1999 decreased $ 173,922, from $ 185,421 in the fiscal year ending December 31, 1998 to $11,499 in the fiscal year ending December 31, 1999. The decrease reflects the cutback in facilities and staff as the company has scaled down operations.

          RESEARCH AND DEVELOPMENT. There were no significant research and development expenses for the fiscal years ending December 31, 1999 and 1998; as such, these expenses were recorded as general and administrative expenses for the fiscal year ending December 31, 1999 and 1998.

          NET LOSS/GAIN. The Company experienced a net loss of $54,167 for the fiscal year ended December 31, 1999. This reflects a decrease of $166,056 under the loss of $220,223 for the fiscal year ended December 31, 1998 reflecting the cutback of staff and facilities continued in 1999.

          LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS

          As of December 31, 1999 the Company had significant tax credit and research carry forwards for federal tax reporting purposes which expire through 2008. Additionally, the Company has federal and state net operating loss carry forwards, expiring through 2008. Because of a substantial change in the Company's ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to the Company's initial public offering.

          LIQUIDITY AND CAPITAL RESOURCES

          For the year ended December 31, 1999 the Company incurred a net loss of $54,167. Cash on hand as of December 31, 1999 was $5. In March 1997, Cintech elected not to renew its license to distribute OCTuS PTA. Management believes that without an influx of significant new funds, the Company's cash on hand and revenues from operations will not be sufficient to sustain its operations through the rest of 2000. Although the Company has actively been pursuing new investment, there can be no assurance that any new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000. and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $0.43 per share for the first 1,000,000 shares, $0.50 per share for the second 1,000,000 shares, and $0.75 per share for the final 1,000,000 shares. The Company had met its liquidity needs through loans from ATI until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. Smith Technology Development, LLC during 1999 through a bankruptcy purchase agreement, acquired the note, stock and warrants. Subsequently, during 2000, the note, stock and warrants were transferred in a sale to two independent foreign entities. The loan balance as of December 31, 1999 was $427,011. The Company accrues 10.0% simple interest on such loan and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants.. There is no assurance that ATI or subsequent owners of the notes and warrants will continue to fund Company or that exercise of the warrants will enable the Company to repay such loans. Should the Company be unable to obtain additional revenues, which is likely, and/or raise additional capital, it could be forced to cease business activities altogether See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."

ITEM 7. FINANCIAL STATEMENTS.

          The full text of the Company's audited financial statements for the fiscal year ended December 31, 1999 begins on page F-1 of this Report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION

          The following table sets forth, for the fiscal years ending December 31, 1999 and 1998, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to (i) Mr. Belden, who served as Chief Executive Officer of the Company. No other officers were employed by the Company in 1998 or 1999 who earned over $100,000 in annual salary and bonuses (the "named executive officers").


                                                                                LONG-TERM COMPENSATION
                                                                                       AWARDS
                                                    ANNUAL COMPENSATION        ------------------------
                                           ----------------------------------
                                                                      (E)         (F)          (G)            (H)
             (A)                                                     OTHER     RESTRICTED   SECURITIES    ALL OTHER
          NAME AND                 (B)        (C)        (D)        ANNUAL       STOCK      UNDERLYING   COMPENSATION
     PRINCIPAL POSITION           YEAR     SALARY(1)    BONUS    COMPENSATION    AWARDS       OPTIONS         (2)
----------------------------     -------   ---------  ---------  ------------  ----------  ------------  ------------
John C. Belden(1)(2)........      1999          -0-        0           0           0              0            -0-
  President & CEO                 1998      96,000         0           0           0              0         3,200



----------

(1) Includes compensation that was accrued and deferred pursuant to the Company's 401(k) Plan.

(2) Includes premium for life insurance policies paid by the Company, 401(k) contributions by the Company.

STOCK OPTION GRANTS TABLE

          The following table provides information concerning the grant of stock options to the named executive officers of the Company during fiscal 1999 and 1998. The Company does not have any outstanding stock appreciation rights.



                                          NUMBER OF        % OF TOTAL
                                          SECURITIES        OPTIONS
                                          UNDERLYING       GRANTED TO         EXERCISE
                                            OPTIONS       EMPLOYEES IN         OR BASE     EXPIRATION
         NAME                             GRANTED(#)       FISCAL YEAR       PRICE($/SH)     DATE
  -----------------                   -----------------   --------------  ---------------  ----------
                          1999                0                 0                N/A           N/A
                          1998                0                 0                N/A           N/A



             OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

          The following table provides information with respect to the named executive officers, concerning the exercise of stock options during fiscal 1999 and 1998 and unexercised options held as of the end of fiscal 1999 and 1998.


                                                                                NUMBER OF
                                                                               SECURITIES           VALUE OF
                                                                               UNDERLYING          UNEXERCISED
                                                                               UNEXERCISED        IN-THE-MONEY
                                                                               OPTIONS AT          OPTIONS AT
                                                                                FY-END(#)           FY-END($)
                                       SHARES                          ---------------------  ------------------
                                     ACQUIRED ON           VALUE            EXERCISABLE/         EXERCISABLE/
         NAME                        EXERCISE(#)        REALIZED($)         UNEXERCISABLE        UNEXERCISABLE
  -----------------              ------------------  ----------------  ---------------------  ------------------
  John C. Belden.......    1999           0                  0                389,799/0            0/0
                           1998                              0                389,799/0            0/0

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT

          Effective July 17, 1996, the Board of Directors authorized and approved a two year Employment Agreement for its Chief Executive Officer, John Belden. Mr. Belden has continued to served as the Chief Executive Officer on an at will basis after his employment agreement ended on July 17, 1998. The Company accrued wages for Mr. Belden through the end of 1998. In January 1999 the Company's activities had subsided and Mr. Belden found other full time employment, therefore the Company stopped accruing wages at that time. In total the Company owed Mr. Belden $48,604 at December 31, 1998, the amount was still owed at December 31, 1999. In August 2000 Mr. Belden legally forgave the debt and a gain of $48,604 from the forgiveness of debt will be recognized for the year ending December 31, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of the Company's Voting Stock as of March 31, 2000, by (i) each of the Company's named executive officers and directors; (ii) the Company's named executive officers and directors as a group; and (iii) shareholders known by the Company to beneficially own more than 5% of any class of the Company's voting securities. For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., 600 "B" Street 18th Floor San Diego, CA 92101


                                                                   NUMBER OF     NUMBER OF SERIES C
                                                                 COMMON SHARES    PREFERRED SHARES
                                                                 BENEFICIALLY       BENEFICIALLY
        NAME                                                         OWNED              OWNED               PERCENT OF CLASS
        ----                                                     -------------   -------------------     -------------------------
        OFFICERS AND DIRECTORS
          Ronald A. Newcomb(2)...............................        193,000                             4.57% of Common Stock
          Chairman; Director                                                                             2.6% of Voting Stock

        John C. Belden(1) President & CEO, Director..........        389,799                             8.44% of Common Stock, if
                                                                                                         issued
                                                                                                         5.47% of Voting Stock

        Robert A. Freeman(1)(3)..............................         25,000                             0.59% of Common Stock, if
                                                                                                         issued

        Smith Technology
          Development, LLC(4)(6).............................      3,000,000           250,000           41.53% of Common Stock,
                                                                                                         if issued
                                                                                                         100% of Preferred Stock
                                                                                                         issued
                                                                                                         37.19% of Voting Stock

        RUBICON PETROLEUM OF TEXAS INC(5)                            228,000                             5.39% of Common Stock
                                                                                                         3.39% of Voting Stock

        EXECUTIVE OFFICERS AND DIRECTORS AS A
          GROUP                                                                                          11.43% of Common Stock
          (3 persons)(1).....................................        607,799                             8.51% of Voting Stock



---------
(1) Includes the following shares issuable upon exercise of stock options which are exercisable within 60 days from: Mr. Belden, 389,799; Mr. Freeman, 25,000.

(2)    Mr. Newcomb's address is 5514 Waring Rd. San Diego CA 92120-1852

(3)    Mr. Freeman's address is. 525 Seabright Lane, Solana Beach, CA 92075

(4) Formerly owned by Advanced Technologies International, Ltd. ("ATI") and reported in a Schedule 13D filed on July 12, 1996 by ATI. Taken over by Smith Technologies International, Ltd. their address is 9265 Dowdy Drive, Suite 107, San Diego, CA 92126. Warrants to purchase 3,000,000 shares of Common Stock at prices ranging from $.43 to $.75 per share. Warrants are not calculated into any percentages.

(5) The address of RUBICON PETROLEUM OF TEXAS INC listed in the 13d filing made November 20, 1998 is 6 Pine Rd, Colorado Springs CO 80906. According to the 13d, this entity owns 228,000 shares of common stock.

(6) Preferred C shares have 10:1 voting rights and are therefore calculated by the rights, not the number of shares.


                                CHANGE IN CONTROL

     In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred Stock for $151,000 and issued to ATI warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock. While voting power was disbursed among the Company's shareholders prior to the ATI transaction, ATI controlled 56.6% of the voting power (assuming exercise by ATI of the warrant) of the Company's Voting Stock. ATI declared Bankruptcy in 1999 and the Preferred Stock and warrants were subsequently purchased by a Foreign entity in September 2000.

                         INFORMATION REGARDING DIRECTORS

     The information set forth below as to each Director has been furnished to the Company by the respective Director:


           NAME                                            PRESENT POSITION WITH THE COMPANY            DIRECTOR SINCE       AGE
           ----                                  ---------------------------------------------------    --------------     -----
           Ronald A. Newcomb..............       Chairman of the Board; Director                               1998          47
           John C. Belden.................       President and Chief Executive Officer; Chief                  1989          70
                                                 Financial Officer; Director
           Robert A. Freeman..............       Director; Assistant Secretary                                 1983          61


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company currently had been meeting its needs for cash through loans from ATI. The loan balance had been increasing at approximately $15,000 per month until August 1998 when ATI ceased funding the Company. The Company accrues 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants by ATI. ATI declared Bankruptcy in 1999 and the Note, Preferred Stock and warrants were subsequently purchased by a Foreign entity in September 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report. However, Form 8-K was filed on November 22, 2000 to report a change in the Company's Auditors.

                                   OCTUS, INC.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                         OCTUS, INC.


Date:      December 27, 2000             /s/ JOHN C. BELDEN
           -----------------             --------------------------------------
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


/s/ RONALD A. NEWCOMB          Director and Chairman of the                        December 26, 2000
---------------------------    Board
Ronald A. Newcomb

/s/ ROBERT A. FREEMAN          Director                                            December 26, 2000
--------------------------
Robert A. Freeman

                          INDEX TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


Report of Independent Auditors                               F-2

Balance Sheets as of December 31, 1999 and 1998              F-3

Statements of Operations -                                   F-4
   Years Ended December 31, 1999 and 1998

Statements of Changes in Shareholders' Deficiency -          F-5
   Years Ended December 31, 1999 and 1998

Statements of Cash Flows -                                   F-6
   Years Ended December 31, 1999 and 1998

Notes to Financial Statements                                F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders OCTuS, Inc.

We have audited the accompanying balance sheets of OCTuS, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 1999 and 1998, and the results of operations, shareholders' deficiency and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital and shareholders' deficiency of $634,772 and an accumulated deficit of $22,752,349 as of December 31, 1999. As discussed in
Note 2 to the financial statements, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Logan Throop & Co., LLP

/s/ Logan Throop & Co., LLP

San Diego, California
October 27, 2000

                                   OCTUS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998



                                                                                                 1999               1998
                                                                                             ------------       ------------
                                                          ASSETS
             CURRENT ASSETS
                Cash                                                                         $          5       $        219
                                                                                             ------------       ------------

                    TOTAL CURRENT ASSETS                                                                5                219
                                                                                             ------------       ------------

             PROPERTY AND EQUIPMENT, Net (Note 3)                                                       0                  0
                                                                                             ------------       ------------

                                                                                             $          5       $        219
                                                                                             ============       ============

                                       LIABILITIES AND SHAREHOLDERS' DEFICIENCY

             CURRENT LIABILITIES
                Accounts payable                                                             $     44,495       $     33,451
                Accrued liabilities (Note 8)                                                       64,343             64,602
                Accrued interest                                                                   98,928             56,260
                Promissory note (Note 4)                                                          427,011            426,511
                                                                                             ------------       ------------

                    TOTAL CURRENT LIABILITIES                                                     634,777            580,824
                                                                                             ------------       ------------

             SHAREHOLDERS' DEFICIENCY (Note 5)
                Preferred Stock - authorized 2,000,000
                  shares, issued and outstanding
                  250,000 shares                                                                  151,000            151,000
                Common Stock - no par value;
                  authorized 100,000,000 shares,
                  issued and outstanding 4,223,390                                             21,966,577         21,966,577
                Accumulated deficit                                                           (22,752,349)       (22,698,182)
                                                                                             ------------       ------------

                    TOTAL SHAREHOLDERS' DEFICIENCY                                               (634,772)          (580,605)
                                                                                             ------------       ------------

                                                                                             $          5       $        219
                                                                                             ============       ============


             See accompanying notes and Independent Auditors' report

                                   OCTUS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                     1999              1998
                                                 -----------       -----------
REVENUES
   Royalties and technology income (Note 1)      $         0       $     9,800
                                                 -----------       -----------

       TOTAL REVENUES                                      0             9,800
                                                 -----------       -----------

COSTS AND EXPENSES
   Selling, general and administrative                11,499           185,421
   Interest                                           42,668            44,602
                                                 -----------       -----------

       TOTAL COSTS AND EXPENSES                       54,167           230,023
                                                 -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                    (54,167)         (220,223)

INCOME TAX (BENEFIT) (Note 7)                              0                 0
                                                 -----------       -----------

NET INCOME (LOSS)                                $   (54,167)      $  (220,223)
                                                 ===========       ===========

PRIMARY EARNING (LOSS)
  PER COMMON SHARE                               $      (.01)      $      (.05)
                                                 ===========       ===========



AVERAGE NUMBER OF COMMON SHARES
  USED IN PRIMARY CALCULATIONS                     4,223,390         4,223,390
                                                 ===========       ===========

             See accompanying notes and Independent Auditors' report

                                   OCTUS, INC.
                STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                           Preferred Stock               Common Stock
                                    ---------------------------   ---------------------------    Accumulated
                                        Shares         Amount         Shares         Amount         Deficit         Amount
                                    ------------   ------------   ------------   ------------    ------------    ------------
 BALANCE DECEMBER 31, 1997               250,000        151,000      4,222,922     21,966,577    $(22,477,959)   $   (360,382)

 Adjustment to Shares Outstanding              0              0            468              0               0               0
 Net loss                                      0              0              0              0        (220,223)       (220,223)
                                    ------------   ------------   ------------   ------------    ------------    ------------

 BALANCE DECEMBER 31, 1998               250,000        151,000      4,223,390     21,966,577    (22,698,182)       (580,605)

 Net loss                                      0              0              0              0         (54,167)        (54,167)
                                    ------------   ------------   ------------   ------------    ------------    ------------

 BALANCE DECEMBER 31, 1999               250,000   $    151,000      4,223,390   $ 21,966,577    $(22,752,349)   $   (634,772)
                                    ============   ============   ============   ============    ============    ============




             See accompanying notes and Independent Auditors' report

                                   OCTUS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                           1999            1998
                                                         --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                      (54,167)      $(220,223)
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities:

       Changes in operating assets and liabilities:
         Accounts payable                                  11,044            (851)
         Accrued liabilities                                 (259)         43,427
         Accrued interest                                  42,668          38,166
                                                         --------       ---------

NET CASH USED BY OPERATING ACTIVITIES                        (714)       (139,481)
                                                         --------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes                                            0         (25,000)
   Proceeds from advances (Note 4)                            500         164,700
                                                         --------       ---------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                          500         139,700
                                                         --------       ---------

NET INCREASE (DECREASE) IN CASH                              (214)            219

CASH AT BEGINNING OF YEAR                                     219               0
                                                         --------       ---------

CASH AT END OF YEAR                                      $      5       $     219
                                                         ========       =========

OTHER CASH INFORMATION
   Interest paid                                         $      0       $   6,486
                                                         ========       =========


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

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost and depreciated over their estimated useful lives of two to five years using the straight-line method.

     REVENUE RECOGNITION
     Revenue from product sales is recognized when goods are shipped and royalties are recognized as earned over the respective contract terms. Provisions for any warranties are estimated and accrued at the time of sale.

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed in the period incurred.

     EARNINGS (LOSS) PER COMMON SHARE
     Earnings (loss) per common share is based upon the weighted average number of common shares, including common share equivalents, outstanding during the periods. Common share equivalents, when anti-dilutive, are excluded from weighted average number of shares outstanding for all periods presented.

     STOCK-BASED COMPENSATION.
     The Company has elected to adopt only the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123. This statement establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.

     EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
     FASB Statement No. 130, "Reporting Comprehensive Income" was adopted effective December 31, 1997. This statement establishes standards for reporting comprehensive income in financial statements. Material components of Accumulated Other Comprehensive Income must also be disclosed. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company.

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in 1998. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position.

     EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative financial instruments. The Statement requires recognition of derivatives in the statement of financial position, to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. SFAS No. 138 amends SFAS No. 133 and addresses certain difficulties in the implementation of SFAS No. 133. Both statements are effective January 1, 2001. Due to the Company's limited use of derivative financial instruments, adoption of Statement No. 133 and 138 is not expected to have a significant effect on the Company's results of operations, financial position or cash flows.

     Effective January 1, 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaced the presentation of "primary" and "fully-diluted" earnings
     (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings (loss) per common share.

     Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the numerator and denominator are adjusted to reflect the decrease in earnings per share or the increase in loss per share that could occur if securities or other contracts to issue common stock, such as stock options and convertible notes, were exercised or converted into common stock that then shared in the Company's earnings or loss.

     The Company was required to compute primary and diluted loss per share amounts for 1999 and 1998 pursuant to SFAS 128. Since the Company and its subsidiary had losses applicable to common stock in 1999 and 1998, the assumed effects of the exercise of outstanding stock options and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.


2.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     The Company has a working capital and shareholders' deficiency of $634,772 and an accumulated deficit of $22,752,349 as of December 31, 1999. The Company has liabilities totaling $634,777 and cash of only $5 as of December 31, 1999. At present the Company has no product or technology to provide for the continued viability and operations of the Company. Furthermore, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should management be unable to obtain additional capital to acquire a technology or product, it could be forced to cease the Company's business activities altogether and liquidate the Company's net assets. Additionally, there is no assurance the Company will not require additional capital resources in order to become operational. There is no assurance that the Company will have the ability to continue as a going concern.


3.  PROPERTY AND EQUIPMENT

     Property and equipment was comprised of the following at December 31, 1999 and 1998:


                                                         1999         1998
                                                     ----------   ----------
Computer equipment                                   $    7,772   $    7,772
Less accumulated depreciation                            (7,772)      (7,772)
                                                     ----------   ----------
                                                     $        0   $        0
                                                     ==========   ==========

4.   PROMISSORY NOTE TO RELATED PARTY

     During 1996, 1997 and 1998, an affiliate of the Company's Series C Preferred Shareholder advanced a total of $426,511 to the Company for working capital purposes. The advances were converted to a promissory note and bear interest at 10% and are due and payable, with accrued interest, upon the Company receiving sufficient funds from the exercise of the common stock warrants held by the Series C Preferred Stock holder. Smith Technology Development, LLC during 1999 through a bankruptcy purchase agreement, acquired the note. Smith Technology Development, LLC advanced an additional $500 to the Company during 1999. The Company accrued interest on the note of $42,668 and $38,116 during 1999 and 1998, respectively. The promissory note held by Smith Technology Development, LLC totaled $427,011 as of December 31, 1999. (See also note 8)


5.   SHAREHOLDERS' EQUITY

     COMMON STOCK
     On January 15, 1993, the Company completed an offering of 2,000,000 units at the initial public offering price of $6.00 per unit. Each unit consisted of one share of Common Stock, no par value, and one common stock purchase warrant.

     The Company's Common Stock, units and warrants were delisted from the NASDAQ Small-Cap Market as of February 1, 1995 due to the Company's inability to meet that markets minimum capital and surplus requirements. Since that time, the Company's securities have been trading on the OTC Bulletin Board until February of 2000 when the Company started trading on pink sheets.

     On June 7, 1998, the Company increased the number of authorized shares of common stock from 20,000,000 to 100,000,000.

     During 1998 some old shares of Series B Preferred stock were brought in for conversion to 468 shares of common stock. These shares were previously unaccounted for due to an error. Therefore there is an adjustment to the total shares of common stock outstanding during 1998.

     PREFERRED STOCK
     In July 1996 the Company issued 250,000 of its Series C Preferred Stock and one five-year warrant to purchase up to 3,000,000 shares of its Common Stock to one investor for a total investment of $151,000. With respect to the warrant, such shares may be exercised at a price of $0.43 per share. However, such exercise price is subject to adjustment from time to time as described in the warrant agreement. The Company has granted piggyback and demand registration rights to the investor with respect to the shares of Common Stock underlying such warrant. The Company has further agreed to nominate two (2) individuals designated by such investor to the Company's board of directors.

     The Series C Preferred Stock, as established by the Company, consists of a total of 250,000 shares and is senior in preference and priority in all manners whatsoever with respect to the Company's Common Stock and any and all classes of the Company's Preferred Stock. The holder of the Series C Preferred Stock is entitled to receive cumulative dividends at the annual rate of $0.036 per share payable in cash when, as and if declared by the Company's board of directors out of any funds legally available therefor. Such dividends shall accrue on a cumulative basis on each share of Series C Preferred Stock from day, to day, whether or not declared or paid. Such shares of Series C Preferred Stock shall not be convertible into Common Stock of the Company or any other of the Company's securities. The holder of each share of Series C Preferred Stock shall be entitled to 10 votes per share, entitled to vote on all matters which come before the Company's shareholders for which a vote is taken or any written consent of the Company's shareholders is solicited, such votes to be counted together with all other shares of the Company's securities having general voting power and not separately as a class. The Company has the right to call and redeem all (but not less than all) of the outstanding shares of Series C Preferred Stock for an aggregate price equal $0.63 per share of Series C Preferred Stock, plus any and all then accrued but unpaid dividends, provided however, that the Company had no right to call or redeem any shares of Series C Preferred Stock prior to June 30, 1999 without the express prior written consent of the holder of 100% of the then outstanding shares of the Series C Preferred Stock, which consent may be withheld or denied in the sole and absolute discretion of the holder of the Series C Preferred Stock for any reason or no reason whatsoever.

     During 1999, Smith Technology Development, LLC, a California Limited Liability Company, acquired all of the Series C Preferred Stock, 3,000,000 warrants and the promissory note through a bankruptcy purchase agreement. (See Note 4 and 8)

     Cumulative dividends, unpaid on Series C Preferred Stock amounted to $31,685 at December 31, 1999.

     WARRANTS
     A summary of the status of the Company's warrants as of December 31, 1999 and 1998, and changes during the years then ended is presented below:


                                                    1999                           1998
                                      ------------------------------  ------------------------------
                                                   Weighted Average                Weighted Average
                                        Shares      Exercise Price       Shares     Exercise Price
                                        ------      --------------       ------     --------------
Outstanding at beginning of year       3,025,000      $     1.10        5,621,144      $     3.59

Granted                                        0                                0
Expired                                        0                       (2,596,144)     $     6.49
Exercised                                      0                                0
                                      ----------                       ----------

Outstanding at end of year             3,025,000      $     1.10        3,025,000      $     1.10
                                      ==========      ==========       ==========      ==========


     COMPENSATORY STOCK OPTION PLANS
     The Company has various stock option plans and has reserved a total of 439,799 shares of common stock at December 31, 1999, for option grants to directors, officers, employees, consultants of the Company and any subsidiary or parent of the Company. Such options are generally granted at current values, vest over three to five years, and expire not more than ten years from date of grant.

     During 1998 and 1999 the Company issued 25,000 options to a director of the Company. Since the Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and since the exercise price of all of the options granted in 1999 and 1998 was equal to or greater than fair value, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options granted by the Company in 1999 and 1998. However, even if compensation cost had been computed based on the fair value at the grant date for all awards in 1999 and 1998 consistent with the provisions of SFAS 123 and recognized in the financial statements, the Company's net loss in 1999 and 1998, and the related per share amounts, would not have been materially different from the amounts reported in the accompanying 1999 and 1998 statement of operations.

     Transactions under all stock option plans are summarized as follows:



                                                                      Number of      Weighted Average
                                                                       Shares         Exercise Price
                                                                   -------------     ----------------
                    Outstanding at December 31, 1997                     514,799       $        1.50
                       Options granted                                         0                   0
                       Options expired                                  (100,000)      $         .21
                                                                   -------------       -------------
                    Outstanding at December 31, 1998                     414,799       $        1.82
                       Options granted                                    25,000                 .10
                       Options expired                                         0                   0
                                                                   -------------       -------------
                    Outstanding at December 31, 1999                     439,799                1.72
                                                                   =============       =============

                    Option price range at December 31, 1999                            $ .10 - $3.68
                                                                                       =============

                    Options exercisable at December 31, 1999             439,799
                                                                   =============

6.   EMPLOYEE BENEFIT PLAN

     The Company has an Internal Revenue Code Section 401(k) savings and retirement plan to provide employees with retirement benefits through a program of regular savings supplemented by Company contributions. The Company's funding policy is to make matching contributions in a range from 0% to 100% of employee contributions, pursuant to the plan, up to a maximum of 6% of a participant's gross earnings. For the years ended December 31, 1999 and 1998, the Company made matching contributions to the plan of $0 and $1,760, respectively.


7.   INCOME TAXES

     There was no current provision for Federal or state income taxes in 1999 and 1998 as a result of losses for tax reporting. Deferred tax assets at December 31, 1999 and 1998 are comprised of the following:


                                     1999              1998
                                 -----------       -----------
NOL carryforwards                $ 8,015,158       $ 8,242,383
Foreign and research
  tax credits                        895,007           895,007
Depreciation                             443             1,018
Other                                  2,517             5,716
                                 -----------       -----------

                                   8,913,125         9,144,124
   Less valuation allowance       (8,913,125)       (9,144,124)
                                 -----------       -----------

                                 $         0       $         0
                                 ===========       ===========

     As of December 31, 1999, the Company has federal net operating loss carryforwards of approximately $23,428,306, available to reduce future federal taxable income, which expire through 2012. The Company also has foreign tax credit and research credit carryforwards for federal tax reporting purposes totaling approximately $895,007, which expire through 2008. Because of a substantial change in the Company's ownership resulting from the consummation of an initial public offering on January 15, 1993, an annual limitation of approximately $243,600 has been placed on the amount of tax credit and net operating loss carryforwards generated prior to the public offering, which can be utilized.

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


8.   SUBSEQUENT EVENTS

     EMPLOYMENT AGREEMENT - FORGIVENESS OF DEBT
     Effective July 17, 1996, the Board of Directors authorized and approved a two year Employment Agreement for its Chief Executive Officer, John Belden. Mr. Belden continued to serve as the Chief Executive Officer on an at-will basis after his employment agreement ended on July 17, 1998. The Company accrued wages for Mr. Belden through the end of 1998. In January 1999 the Company's activities had subsided and Mr. Belden found other full time employment, therefore the Company stopped accruing wages at that time. In total, the Company owed Mr. Belden $48,604 at December 31, 1998, the amount was still owed at December 31, 1999. In August 2000 Mr. Belden legally forgave the debt and a gain of $48,604 from the forgiveness of debt will be recognized for the year ending December 31, 2000. At the same time the Company agreed to retain Mr. Belden for consulting services for six months starting September 2000.

     TRANSFER OF PROMISSORY NOTE, SHARES AND WARRANTS
     On September 27, 2000, Smith Technology Development, LLC transferred the promissory note, the 250,000 Series C Preferred shares and 3,000,000 warrants to purchase common stock to two separate foreign entities. These transactions did not have any direct effect on the Company.

EXHIBIT INDEX


                                                                                         SEQUENTIALLY
EXHIBIT                                                                                     NUMBERED
NUMBER                       DESCRIPTION NUMBERED                                             PAGE
------                       --------------------                                             ----
3.1                Amended and Restated Articles of Incorporation+

3.1.1              Certificate of Determination of Preferences of
                   Series C Preferred Stock of OCTuS, Inc.++

3.2                Amended Bylaws!

9                  Irrevocable Proxy from Tokyo Electric Co., Ltd.
                   (included in Exhibit 10.26.1)*

10.3               Sample Warrant*

10.4               Amended and Restated 1987 Nonstatutory Stock
                   Option Plan+

10.5               Form of Stock Option Agreement, Non-Qualified
                   Options, 1987 Plan*

10.6               Amended and Restated 1988 Nonstatutory Stock
                   Option Plan*

10.7               Form of Stock Option Agreement, Non-Qualified
                   Options, 1988 Plan*

10.8               Amended and Restated 1992 Key Executive Stock
                   Purchase Plan*

10.9               Lease dated April 7, 1995 by and between Mistek
                   Investment Group and OCTuS, Inc. for 8352 Clairemont Mesa
                   Blvd., San Diego, CA 92111 +++

10.10              Standard Industrial Net Lease dated July 29, 1994 by
                   and between Sorrento Corporate Center and OCTuS,
                   Inc., for 9944 Barnes Canyon Road, Suite A, San Diego CA 92121++

10.11              Lease Surrender Agreement dated April 8, 1995
                   (as amended May 31, 1995), by and between Sorrento Corporate Center and OCTuS, Inc., for 9944
                   Barnes Canyon Road, Suite A, San Diego, CA
                   92121+++

10.12 Employment Agreement dated June 1, 1992 by and between OCTuS, Inc. and John C. Belden, as amended May 14,
                   1993 and February 16, 1995#

10.16 Form of Indemnification Agreements entered into by and between OCTuS, Inc. and its officers and directors*

10.17              401(k) Plan Document*

10.18              Form of Unit Certificate*

10.19              Directors 1993 Stock Option Plan
                   Form of Stock Option Agreement, Non-Qualified
                   Options, 1993 Directors Stock Option Plan**

10.20 Warrant, Caledonian European Securities Ltd., dated July 15, 1993**

10.21                Warrant, Neil Haverty, dated July 15, 1993**

10.22 Warrant, Maroon Bells Capital Partners, Inc., dated July 15, 1993**

10.23 Promissory Note of Nolan K. Bushnell, dated as of February 8, 1993, payable to OCTuS, Inc.**

10.24 Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS, Inc., dated February 8, 1993, as amended
                     October 7, 1993**

10.25                Purchase and Sale Agreement dated September 14,
                     1993 by and between OCTuS, Inc. and National Computer
                     Systems, Inc.**

10.26 Letter Agreement dated January 26, 1995 by and between OCTuS, Inc. and National Computer Systems, Inc.#

10.27                Purchase and License Agreement dated March 7,
                     1995 by and between Cintech Tele-Management Systems, Inc.
                     and OCTuS, Inc., as amended May 16, 1995+++

10.28                Product Development and License Agreement dated
                     September 5, 1995 by and between Ascom Telecommunications
                     Limited and OCTuS, Inc.!

10.29                Promissory Note dated December 1, 1995 from
                     OCTuS, Inc. to Maroon Bells Capital Partners, Inc.&

10.30                Stock and Warrant Purchase Agreement dated June
                     24, 1996 by and between OCTuS, Inc. and Advanced
                     Technologies International, Ltd.++

10.31                Warrant to Purchase Common Stock from OCTuS,
                     Inc. to Advanced Technologies International, Ltd. dated
                     June 24, 1996++

10.32 Agreement dated as of August 8, 1996 relating to settlement of claims among OCTuS parties and RAS/TAG parties.&


                                                                                         SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER                       DESCRIPTION NUMBERED                                            PAGE
------                       --------------------                                            ----
11              Statements re: computation of (loss) earnings
                per share and shares used in per share calculation+++

16.1            Letter dated March 13, 1996 from Price Waterhouse to the
                Securities and Exchange Commission~

27.1            Financial Data Schedule
--------------
*               Incorporated by reference from the Company's Form S-1, as
                amended, bearing the SEC registration number 33-51862, which was declared effective January 15, 1993.

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