Form 10QSB
period 2000-09-30
OCTUS INC
filed 2000-12-27
CIK 891462

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

September 30, 2000         Common Stock, no par value              4,223,390
(Date)                     (Class)                            (Number of Shares)

                           Series C Preferred Stock                  250,000
                           (Class)                            (Number of Shares)

Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

                                   OCTUS, INC.
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED September 30, 2000

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    Condensed Balance Sheets at September 30, 2000 and
                    December 31, 1999                                        3

                    Condensed Statements of Operations for the three
                    months ended September 30, 2000 and 1999                 4

                    Condensed Statements of Operations for the nine
                    months ended September 30, 2000 and 1999                 5

                    Condensed Statements of Cash Flows for the nine
                    months ended September 30, 2000 and 1999                 6

                    Notes to Condensed Financial Statements                  7



          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                      8



PART II.  OTHER INFORMATION                                                 11

SIGNATURES                                                                  12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OCTUS, INC.
CONDENSED BALANCE SHEETS


                                                September 30,      December 31,
                                                    2000               1999
                                                -------------      ------------
                                                (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash                                         $      6,275       $          5
                                                ------------       ------------

       TOTAL CURRENT ASSETS                            6,275                  5
                                                ------------       ------------


PROPERTY AND EQUIPMENT, Net                                0                  0
                                                ------------       ------------

                                                $      6,275       $          5
                                                ============       ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                             $     37,418       $     44,495
   Accrued liabilities                                 9,605             64,343
   Accrued interest                                  130,945             98,928
   Promissory note                                   455,479            427,011
                                                ------------       ------------

       TOTAL CURRENT LIABILITIES                     633,447            634,777
                                                ------------       ------------



SHAREHOLDERS' DEFICIENCY
   Preferred Stock - authorized 2,000,000
     shares, issued and outstanding
     250,000 shares                                  151,000            151,000
   Common Stock - no par value;
     authorized 100,000,000 shares,
     issued and outstanding 4,223,390             21,966,577         21,966,577
   Accumulated deficit                           (22,744,749)       (22,752,349)
                                                ------------       ------------

       TOTAL SHAREHOLDERS' DEFICIENCY               (627,172)          (634,772)
                                                ------------       ------------

                                                $      6,275       $          5
                                                ============       ============


                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                       For the three months
                                                        ended September 30,
                                                   -----------------------------
                                                      2000              1999
                                                   -----------       -----------
REVENUES
   Net sales                                       $         0       $         0
                                                   -----------       -----------

       TOTAL REVENUES                                        0                 0
                                                   -----------       -----------

COSTS AND EXPENSES
   Cost of sales                                             0                 0
   Selling, general and administrative                   5,297             1,830
   Interest                                             10,793            10,000
                                                   -----------       -----------

       TOTAL COSTS AND EXPENSES                         16,090            11,830
                                                   -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (16,090)          (11,830)

INCOME TAX (BENEFIT)                                         0                 0
                                                   -----------       -----------

LOSS BEFORE EXTRAORDINARY GAIN                         (16,090)          (11,830)
                                                   -----------       -----------

EXTRAORDINARY GAIN FROM FORGIVENESS OF DEBT,
   NET OF TAX                                           48,293                 0
                                                   -----------       -----------

NET INCOME (LOSS)                                  $    32,203       $   (11,830)
                                                   ===========       ===========

PRIMARY EARNING (LOSS)
  PER COMMON SHARE:
      NET INCOME                                   $       .01       $      (.00)
                                                   ===========       ===========
      EXTRAORDINARY GAIN                           $       .01       $       .00
                                                   ===========       ===========


AVERAGE NUMBER OF COMMON SHARES
  USED IN PRIMARY CALCULATIONS                       4,223,390         4,223,390
                                                   ===========       ===========


                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                        For the nine months
                                                        ended September 30,
                                                   -----------------------------
                                                      2000              1999
                                                   -----------       -----------
REVENUES
   Net sales                                       $         0       $         0
                                                   -----------       -----------

       TOTAL REVENUES                                        0                 0
                                                   -----------       -----------

COSTS AND EXPENSES
   Cost of sales                                             0                 0
   Selling, general and administrative                   8,675            14,679
   Interest                                             32,018            30,000
                                                   -----------       -----------

       TOTAL COSTS AND EXPENSES                         40,693            44,679
                                                   -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (40,693)          (44,679)

INCOME TAX (BENEFIT)                                         0                 0
                                                   -----------       -----------

LOSS BEFORE EXTRAORDINARY GAIN                         (40,693)          (44,679)

EXTRAORDINARY GAIN FROM FORGIVENESS OF DEBT,
   NET OF TAX                                           48,293                 0
                                                   -----------       -----------

NET INCOME (LOSS)                                  $     7,600       $   (44,679)
                                                   ===========       ===========

PRIMARY EARNING (LOSS)
  PER COMMON SHARE:
      NET INCOME                                   $       .00       $      (.01)
                                                   ===========       ===========
      EXTRAORDINARY GAIN                           $       .01       $       .00
                                                   ===========       ===========


AVERAGE NUMBER OF COMMON SHARES
  USED IN PRIMARY CALCULATIONS                       4,223,390         4,223,390
                                                   ===========       ===========


                   See notes accompanying financial statements

OCTUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                           For the nine months
                                                           ended September 30,
                                                         -----------------------
                                                           1999           1999
                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $  7,600       $(44,679)
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
       Extraordinary gain from forgiveness of debt        (48,293)             0
       Changes in operating assets and liabilities:
         Accounts payable                                  (7,077)        10,320
         Accrued liabilities                               (6,445)         3,750
         Accrued interest                                  32,017         30,000
                                                         --------       --------

NET CASH USED BY OPERATING ACTIVITIES                     (22,198)          (609)
                                                         --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from advances                                  28,468            500
                                                         --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  28,468            500
                                                         --------       --------

NET INCREASE (DECREASE) IN CASH                             6,270           (109)

CASH AT BEGINNING OF PERIOD                                     5            219
                                                         --------       --------

CASH AT END OF PERIOD                                    $  6,275       $    110
                                                         ========       ========

OTHER CASH INFORMATION
   Interest paid                                         $      0       $      0
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

   In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at September 30, 2000 and December 31, 1999, and the results of operations for the nine months ended September 30, 2000 and 1999. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

NOTE 3.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                              September 30,       December 31,
                                                  2000                1999
                                              -------------       ------------
                                               (Unaudited)
PROPERTY AND EQUIPMENT
   Computer and test equipment                  $  7,772            $  7,772
     Less accumulated depreciation                (7,772)             (7,772)
                                                --------            --------
                                                       0                   0
                                                ========            ========

ACCRUED LIABILITIES
   Compensation and employee benefits                  0              48,293
   Other                                           9,605              16,050
                                                --------            --------
                                                   9,605              64,343
                                                ========            ========


4. DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

   The Company has a working capital and shareholders' deficiency of $627,172 and an accumulated deficit of $22,744,749 as of September 30, 2000. The Company has liabilities totaling $633,447 and $6,275 in cash as of September 30, 2000. At present the Company has no product or technology to provide for the continued viability and operations of the Company. Furthermore, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should management be unable to obtain additional capital to acquire a technology or product, it could be forced to cease the Company's business activities altogether and liquidate the Company's net assets. Additionally, there is no assurance the Company will not require additional capital resources in order to become operational. There is no assurance that the Company will have the ability to continue as a going concern.

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

   This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended September 30, 2000. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 will provide additional information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

   Net Sales. There were no net sales for the three months ended September 30, 2000, which represented no change, from the same period in 1999. Because the Company currently is without a product there are no sales or even prospects of sales in the near future.

   Selling, General and Administrative. The Company recorded $5,297 for selling, general and administrative expenses for the three months ended September 30, 2000, an increase of $3,467, or 189.5%, from the same period in 1999. The Company is operating at a bare minimum level, at this point there are no employees and no sales efforts due to the lack of a product.

   Net Income. Net income for the three months ended September 30, 2000 was $32,203, as compared to a $11,830 loss for the same period in 1999. The Company had income because it recognized a gain in connection with the forgiveness of debt of past compensation and benefits to the Company's CEO. The debt, which had been accrued in 1998, was forgiven by the CEO in August 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

   Net Sales. There were no net sales for the nine months ended September 30, 2000, which represented no change, from the same period in 1999. Because the Company currently is without a product there are no sales or even prospects of sales in the near future.

   Selling, General and Administrative. The Company recorded $8,675 for selling, general and administrative expenses for the nine months ended September 30, 2000, a decrease of $6,004, or 40.9%, from the same period in 1999. The Company is operating at a bare minimum level, at this point there are no employees and no sales efforts due to the lack of a product.

   Net Income. Net income for the nine months ended September 30, 2000 was $7,600, as compared to a $44,679 loss for the same period in 1999. The Company had income because it recognized a gain in connection with the forgiveness of debt of past compensation and benefits to the Company's CEO. The debt, which had been accrued in 1998, was forgiven by the CEO in August 2000.

        LIQUIDITY AND CAPITAL RESOURCES.

        For the nine months ended September 30, 2000, the Company posted a net loss of $ 40,693 from operations. The Company's operating and investing activities used cash of $(22,198). Cash on hand on September 30, 1999 was $6,275. For the year ended December 31, 1999 the Company incurred a net loss of $54,167. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to cease business activities altogether.


                  RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

        HISTORY OF OPERATING LOSSES

        For the calendar year ended December 31, 1999, the Company recorded a loss of $54,167. For the calendar year ended December 31 1998, the Company recorded a loss of $220,223.

        At September 30, 2000, the Company had no tangible assets, no working capital, an accumulated deficit of $22,744,749 and a shareholder' deficit of $627,172. With both the Cintech and the Ascom transactions terminated, and due to the absence of a significant level of sales of the Company's products, either as stand-alone retail units or incorporated into third party products, the Company will continue to generate significant losses. It is unlikely that the Company's existing operations will be successful or will be profitable in the future.

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

        RESTRUCTURING OF OPERATIONS

        The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of September 30, 1994) to one employee (as of July 1, 1997) as well as relocation of its headquarters to another facility with lower operating costs. In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Belden continued to serve as the Chief Executive Officer on an at-will basis after his employment agreement ended on July 17, 1998. The Company accrued wages for Mr. Belden through the end of 1998. In January 1999 the Company's activities had subsided and Mr. Belden found other full time employment, therefore the Company stopped accruing wages at that time. In total, the Company owed Mr. Belden $48,604 at December 31, 1998, the amount was forgiven by Mr. Belden during August of 2000.

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

        SHARES ELIGIBLE FOR FUTURE SALE

        Sales of substantial amounts of the Common Stock in the public market could have an adverse effect on the price of the publicly-traded Units, Common Stock and the Warrants and could potentially adversely affect the Company's ability to raise additional funds. At September 30, 2000, 189,799 stock options held by Mr. Belden at the time of the January 1993 initial public offering, are subject to a lockup agreement with RAS Securities Corp., the underwriter of the initial public offering, whereby Mr. Belden has agreed not to sell, contract to sell, or otherwise dispose of such shares of Common Stock, without the consent of RAS Securities Corp., until the date the Company has $1.0 million or more in earnings after taxes in any fiscal year as certified by the Company's independent accountants.

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

                                             OCTUS, INC.

Date: December 27, 2000                      /s/ JOHN C. BELDEN
      -----------------                      -----------------------------------
                                             John C. Belden
                                             President & CEO/
                                             Chief Financial Officer

EXHIBIT INDEX


                                                                                        SEQUENTIALLY
     EXHIBIT                                                                              NUMBERED
     NUMBER                                DESCRIPTION NUMBERED                             PAGE
---------------    -----------------------------------------------------------------   --------------
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

     10.30         Stock and Warrant Purchase Agreement dated June 24, 1997 by and between OCTuS, Inc. and Advanced Technologies
                   International, Ltd.                                                      ++

     10.31         Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced
                   Technologies International, Ltd. dated June 24, 1997                     ++

     10.32         Agreement dated as of August 8, 1997 relating to settlement
                   of claims among OCTuS parties and RAS/TAG parties.                        &

        11         Statements re: computation of (loss) earnings per share and
                   shares used in per share calculation                                    +++

                                                                                        SEQUENTIALLY
     EXHIBIT                                                                              NUMBERED
     NUMBER                                DESCRIPTION NUMBERED                             PAGE
---------------    -----------------------------------------------------------------   --------------
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