Form 10KSB
period 2000-12-31
OCTUS INC
filed 2001-04-16
CIK 891462

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Fiscal Year Ended:               Commission File Number:
          December 31, 2000                            0-21092

                                  OCTuS, INC.
                             ------------------------------
         (Name Of Small Business Issuer As Specified In Its Charter)

              California                              33-0013439
    -------------------------------        --------------------------------
    (State Or Other Jurisdiction Of                (I.R.S. Employer
     Incorporation Or Organization)               Identification No.)

                           600 "B" Street 18th Floor
                              San Diego, CA 92101
                           -------------------------
                   (Address Of Principal Executive Offices)

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

       (1)  YES     X     NO           (2)  YES     X     NO
                    -            -                  -            -

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenue for the most recent fiscal year:  $  -0-

The aggregate market value of the voting stock held by nonaffiliates of the
Issuer:  $ 21,000 as of March 30, 2001.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:

         Class:                             Common Stock, No Par Value
         Outstanding at December 31, 2000:  4,223,390 shares

         Class:                             Series C Preferred
         Outstanding at December 31, 2000:  250,000 shares

Documents Incorporated by Reference:  None.

===============================================================================

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

     EMPLOYEES

     The Company did not add to its workforce during the year ended
December 31, 2000; as of August 30, 2000, the Company's, President
John C. Belden, who is based at the Company's San Diego, California headquarters, was retained on a consulting basis under a six-month contract. The Company's intention is to extend the contract.

                                    -  2 -
===============================================================================

ITEM 1a.  FACTORS WHICH MAY AFFECT FUTURE RESULTS.

     HISTORY OF OPERATING LOSSES

     For the calendar year ended December 31, 2000, the Company recorded a loss of $46,385. For the calendar year ended December 31 1999, the Company recorded a loss of $ 54,167.

     At December 31, 2000, the Company had no tangible assets, no working capital, an accumulated deficit of $22,798,734 and a shareholders' deficit of $629,841. With both the Cintech and the Ascom transactions terminated, and considering that the Company at this time has no product available for sale, the Company will continue to generate significant losses. Unless the Company acquires a new technology or product it is unlikely that the Company will be profitable in the future.

     NEED FOR ADDITIONAL CAPITAL

     The Company's cash on hand as of March 30, 2001 was $2,850, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A a Panamanian company., one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

     RESTRUCTURING OF OPERATIONS

     The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of March 31, 1994) to one employee (as of December 31, 2000) as well as relocation of its headquarters to another facility with lower operating costs. In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Donald O. Aldridge, a director of the Company since June 1995, was appointed Chairman of the Board of the Company in October 1995. In June 1996, the Company sold to ATI 250,000 shares of Series C Preferred Stock (which votes with the Company's Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $0.43 per share for the first 1,000,000 shares, $0.50 per share for the second 1,000,000 shares, and $0.75 per share for the final 1,000,000 shares. In August of 2000, Ownership of the warrants and Preferred C Shares were transferred to Grupo Dynastia S.A. a Panamanian company. Mr. Aldridge resigned from the board in October 1998 and was replaced by Mr. Ronald A. Newcomb in December 1998 who has served as Chairman of the Board since that time.

     Although this restructuring effected a major reduction in the Company's operating expenses, the Company's cash on hand continues to be insufficient to meet its present operating expenses. Without a substantial infusion of capital or generation of revenue, the Company will be required to cease its business operations altogether.

     TRANSACTIONS WITH AFFILIATES

     The Company has been a party to certain transactions with related persons and affiliates. The Company believes that all such transactions were in its best interests and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and each transaction was approved by disinterested and independent members of the Board of Directors. However, such agreements were not always reached as the result of arms-length negotiations. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000, and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $0.43 per share for the first 1,000,000 shares, $0.50 per share for the second 1,000,000 shares, and $0.75 per share for the final 1,000,000 shares. The Company had been meeting its liquidity needs through loans from ATI until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. The loan balance as of December 31, 2000 was $ 428,311. The Company accrues 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants. Smith Technology Development, LLC during 1999 through a bankruptcy purchase agreement, acquired the note, stock and warrants. Subsequently, during 2000, the note, stock and warrants were transferred in a sale Grupo Dynastia S. A., a Panamanian company. There is no assurance that Grupo Dynastia S. A. or subsequent owners of the notes and warrants will continue to fund the Company or that exercise of the warrants will enable the Company to repay such loans. Should the Company be unable to obtain additional revenues, and/or raise additional capital, it could be forced to cease business activities altogether.

                                    -  3 -
===============================================================================

     NOTES AND ADVANCES PAYABLE

     From September 2000 through December 2000, Grupo Dynastia S. A. advanced $32,168 to the company secured by notes bearing interest at the rate of 10% per annum. From January 2001 through March 2001, Grupo Dynastia S.A advanced another $25,000 to the Company secured by notes bearing interest at the rate of 10% per annum. See also transactions with affiliates above.

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

                                    -  4 -
===============================================================================

ITEM 2.  DESCRIPTION OF PROPERTY.

     In October 1996, the Company moved its offices to a 400 square foot office suite in an area of northern San Diego known as the "Golden Triangle". Since November 1999 the company uses only floor space in the office of its sole officer, John Belden at 600 "B" Street 18th Floor San Diego, CA. The company pays no rent for the use of this space.

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


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, Units and Warrants were quoted on the Nasdaq Small-Cap Market under the symbols OCTS, OCTSU and OCTSW, respectively, upon completion of the Company's initial public offering on January 15, 1993 until February 1, 1995. On February 1, 1995, the Company's securities were delisted from the Nasdaq Small-Cap Market due to the Company's inability to meet that market's minimum capital and surplus requirements. Since February 1, 1995, the Company's securities have been traded on the OTC Bulletin Board. The Company's securities now trade on the "pink sheets"

     Set forth below are the ranges of high and low bid prices for the Common Stock as reported by Nasdaq from March 31, 1999, through March 31, 2000. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.

                                 COMMON STOCK
     QUARTER ENDED                              HIGH              LOW
     March 31, 1999 (1)                          1/8              1/32
     June 30, 1999 (1)                           .06              .03
     September 30, 1999 (1)                      .05              .03
     December 31, 1999 (1)                       .04              .03
     March 31, 2000 (1)                          .05              .03
     June 30, 2000 (1)                           .02              .01
     September 30, 2000 (1)                      .01              .005
     December 31, 2000 (1)                       .005             .005
     March 31, 2001 (1)                          .005             .005

     (1)  OTC "Pink Sheets"

     On March 31, 2001, the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.005 per share.

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

     As of March 31, 2001, there were approximately 975 holders of the Company's Common Stock, and one holder of the Company's Series C Preferred Stock, the Company's only outstanding classes of securities.

                                    -  5 -
===============================================================================

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information should be read in conjunction with the audited financial statements and notes thereto which begin on page F-1 of this report for the years ended December 31, 2000 and 1999, respectively.

     OVERVIEW

     OCTuS was incorporated in 1983 to develop a low cost controller for laser printers. By the end of 1985, the Company had developed a laser printer controller with a proprietary page description language, which it incorporated into laser printers and marketed under the LaserPro(R) trademark. The Company was also licensing its laser printer controller technology. This strategy produced increasing sales and profits until mid-1989 when profits began to decline primarily as a result of low margins and other competitive reasons caused by the high cost of the necessary component parts in relation to the competitive market price and the dominant market position of larger high-volume competitors. Although there is no assurance, the Company does not expect the foregoing factors to significantly affect the OCTuS PTA line of products because software products do not rely so heavily on component parts supplied by other manufacturers. While royalties from printer licensing agreements provided working capital, the Company began to suffer operating losses in 1989, which have continued through the present.

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

     The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 2000 and December 31, 1999

                                    -  6 -
===============================================================================

     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     ROYALTY AND TECHNOLOGY INCOME. There was no royalty income for the fiscal year ending December 31, 2000, which represented no change, from the same period in 1999.

     INTEREST INCOME. There was no interest income for the fiscal year ending December 31, 2000, which represented no change, from the same period in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for calendar year 2000 increased $ 21,283, from $ 11,499 in the fiscal year ending December 31, 1999 to $ 32,782 in the fiscal year ending December 31, 2000. The increase resulted from efforts to bring the company current with its financial reporting.

     RESEARCH AND DEVELOPMENT. There were no research and development expenses for the fiscal years ending December 31, 2000 and 1999

     EXTRAORDINARY ITEM. The Company had defaulted on $29,210 due to a finance company. The Company has determined that the period for collection on this debt has expired and as a result, the Company has written off the debt and recognized an extraordinary gain of $29,210.

     NET LOSS/GAIN. The Company experienced a net loss of $ 46,385 for the fiscal year ended December 31, 2000. This reflects a decrease of $ 7,782 under the loss of $54,167 for the fiscal year ended December 31, 1999 reflecting the cutback of expenses.

     LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS

     As of December 31, 2000 the Company had significant tax credit and research carry forwards for federal tax reporting purposes which expire through 2008. Additionally, the Company has federal and state net operating loss carry forwards, expiring through 2015. Because of a substantial change in the Company's ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to the Company's initial public offering.

     LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2000 the Company incurred a net loss of $ 46,385. Cash on hand as of December 31, 2000 was $172. In March 1997, Cintech elected not to renew its license to distribute OCTuS PTA. Management believes that without an influx of significant new funds, the Company's cash on hand and revenues from operations will not be sufficient to sustain its operations through the rest of 2000. Although the Company has actively been pursuing new investment, there can be no assurance that any new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $0.43 per share for the first 1,000,000 shares, $0.50 per share for the second 1,000,000 shares, and $0.75 per share for the final 1,000,000 shares. The Company had met its liquidity needs through loans from ATI until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. During 1999, Smith Technology Development, LLC acquired the note, stock and warrants through a bankruptcy purchase agreement. Subsequently, during 2000, the note, stock and warrants were transferred in a sale to Grupo Dynastia S. A., a Panamanian company. The loan balance as of December 31, 2000 was $ 428,311. The Company accrues 10.0% simple interest on such loan and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants. There is no assurance that Grupo Dynastia S.A. or subsequent owners of the notes and warrants will continue to fund the Company or that exercise of the warrants will enable the Company to repay such loans. Should the Company be unable to obtain additional revenues, which is likely, and/or raise additional capital, it could be forced to cease business activities altogether See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."

ITEM 7.  FINANCIAL STATEMENTS.

     The full text of the Company's audited financial statements for the fiscal year ended December 31, 2000 begins on page F-1 of this Report.

ITEM 8.  ACCOUNTING AND FINANCIAL DISCLOSURE.

     In April 1999 the Company changed accountants, the Company has been delinquent on its SEC filings and filed a Form 8-K for this event in November 2000. There were no disagreements with the former accountants regarding accounting principles or reporting. In February 2001, the company changed accountants and filed a Form 8-K for this event in February 2001. There were no disagreements with the former accountants regarding accounting principles or reporting.

                                    -  7 -
===============================================================================

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years ending
December 31, 2000 and 1999, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Mr. Belden, who served as Chief Executive Officer of the Company. No other officers were employed by the Company in 1999 or 2000 who earned over $100,000 in annual salary and bonuses (the "named executive officers").
                                                            LONG-TERM COMPENSATION
                                                            -----------------------
                                 ANNUAL COMPENSATION                AWARDS
                            -----------------------------   -----------------------
                                                OTHER       RESTRICTED   SECURITIES
      NAME AND                                  ANNUAL        STOCK      UNDERLYING    ALL OTHER
PRINCIPAL POSITION   YEAR   SALARY   BONUS   COMPENSATION     AWARDS      OPTIONS     COMPENSATION
------------------   ----   ------   -----   ------------   ----------   ----------   ------------
John C. Belden       2000   $7,000     0          0             0            0            -0-
   President & CEO   1999       0      0          0             0            0            -0-
------------------

     STOCK OPTION GRANTS TABLE

     The following table provides information concerning the grant of stock options to the named executive officers of the Company during fiscal 2000 and
1999. The Company does not have any outstanding stock appreciation rights.
                  NUMBER OF       % OF TOTAL
                  SECURITIES       OPTIONS
                  UNDERLYING      GRANTED TO       EXERCISE
                   OPTIONS       EMPLOYEES IN       OR BASE       EXPIRATION
NAME     YEAR     GRANTED(#)      FISCAL YEAR     PRICE($/SH)        DATE
----     ----     ----------     ------------     -----------     ----------
None     2000         0               0               N/A            N/A
None     1999         0               0               N/A            N/A

           OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table provides information with respect to the named executive officers, concerning the exercise of stock options during fiscal 2000 and 1999 and unexercised options held as of the end of fiscal 2000 and 1999.
                                                     NUMBER OF
                                                     SECURITIES       VALUE OF
                                                     UNDERLYING      UNEXERCISED
                                                     UNEXERCISED    IN-THE-MONEY
                                                     OPTIONS AT      OPTIONS AT
                                                      FY-END(#)       FY-END($)
                          SHARES                    -------------   -------------
                        ACQUIRED ON      VALUE      EXERCISABLE/    EXERCISABLE/
NAME             YEAR   EXERCISE(#)   REALIZED($)   UNEXERCISABLE   UNEXERCISABLE
--------------   ----   -----------   -----------   -------------   -------------
John C. Belden   2000        0              0         389,799/0          0/0
                 1999        0              0         389,799/0          0/0


                                    -  8 -
===============================================================================

     EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT

     Effective July 17, 1996, the Board of Directors authorized and approved a two year Employment Agreement for its Chief Executive Officer, John Belden. Mr. Belden has continued to served as the Chief Executive Officer on an at will basis after his employment agreement ended on July 17, 1998. The Company accrued wages for Mr. Belden through the end of 1998. In January 1999 the Company's activities had subsided and Mr. Belden found other full time employment, therefore the Company stopped accruing wages at that time.
In total the Company owed Mr. Belden $48,604 at December 31, 1998, the amount was still owed at December 31, 1999. In August 2000 Mr. Belden converted the accrued wages into paid in capital.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Voting Stock as of March 31, 2001, by
(i) each of the Company's named executive officers and directors;
(ii) the Company's named executive officers and directors as a group; and
(iii) shareholders known by the Company to beneficially own more than 5% of any class of the Company's voting securities. For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc.,
600 "B" Street 18th Floor San Diego, CA 92101.
                                              NUMBER OF
                              NUMBER OF        SERIES C
                               COMMON         PREFERRED
                                  SHARES          SHARES
                                BENEFICIALLY    BENEFICIALLY         PERCENT
NAME                               OWNED           OWNED             OF CLASS
-------------------------       ------------    ------------    ---------------
OFFICERS AND DIRECTORS
Ronald A. Newcomb (2)              193,000                      4.57% of
Chairman; Director                                                Common Stock
                                                                2.6% of
                                                                  Voting Stock

John C. Belden (1)                 389,799                      8.44% of
President & CEO, Director                                         Common Stock,
                                                                  if issued
                                                                5.47% of
                                                                  Voting Stock

Robert A. Freeman (1)(3)            25,000                      0.59% of
                                                                  Common Stock,
                                                                  if issued

Grupo Dynastia S.A. (4)(6)(7)    3,000,000        250,000       41.53% of
                                                                  Common Stock,
                                                                  if issued
                                                                100% of
                                                                  Preferred
                                                                  Stock issued
                                                                37.19% of
                                                                  Voting Stock

RUBICON PETROLEUM OF               228,000                      5.39% of
  TEXAS INC (5)                                                   Common Stock
                                                                3.39% of
                                                                  Voting Stock

EXECUTIVE OFFICERS AND                                          11.43% of
DIRECTORS AS A GROUP                                              Common Stock

(3 persons)(1)                     607,799                      8.51% of
                                                                  Voting Stock

-----------
(1) Includes the following shares issuable upon exercise of stock options which are exercisable within 60 days from: Mr. Belden, 389,799;
     Mr. Freeman, 25,000.

(2)  Mr. Newcomb's address is 5514 Waring Rd. San Diego CA 92120-1852

(3)  Mr. Freeman's address is. 525 Seabright Lane, Solana Beach, CA 92075

(4) Formerly owned by Advanced Technologies International, Ltd. ("ATI") and reported in a Schedule 13D filed on July 12, 1996 by ATI. Taken over by Smith Technologies International, Ltd. their address is 9265 Dowdy Drive, Suite 107, San Diego, CA 92126. Warrants to purchase 3,000,000 shares of Common Stock at prices ranging from $.43 to $.75 per share. Warrants are not calculated into any percentages. Sold to Grupo Dynastia S. A in August 2000.

(5) The address of RUBICON PETROLEUM OF TEXAS INC listed in the 13d filing made November 20, 1998 is 6 Pine Rd, Colorado Springs CO 80906. According to the 13d, this entity owns 228,000 shares of common stock.

(6) Preferred C shares have 10:1 voting rights and are therefore calculated by the rights, not the number of shares.

(7) The address of Grupo Dynastia S. A. is Apartado Postal 55-0295, Patilla Panama City, Republic de Panama

                                    -  9 -
===============================================================================

                              CHANGE IN CONTROL

     In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred Stock for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock. While voting power was disbursed among the Company's shareholders prior to the ATI transaction, ATI controlled 56.6% of the voting power (assuming exercise by ATI of the warrant) of the Company's Voting Stock.
ATI declared Bankruptcy in 1999 and the Preferred Stock and warrants were subsequently purchased by a Foreign entity in September 2000.

                       INFORMATION REGARDING DIRECTORS

     The information set forth below as to each Director has been furnished to the Company by the respective Director:
                                                             DIRECTOR
NAME                PRESENT POSITION WITH THE COMPANY         SINCE     AGE
-----------------   --------------------------------------   --------   ---
Ronald A. Newcomb   Chairman of the Board; Director           1998       49

John C. Belden      President and Chief Executive Officer;    1989       71
                    Chief Financial Officer; Director

Robert A. Freeman   Director; Assistant Secretary             1983       62

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company had been meeting its needs for cash through loans from ATI. The loan balance had been increasing at approximately $15,000 per month until August 1998 when ATI ceased funding the Company. The Company accrues 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants. ATI declared Bankruptcy in 1999 and the Note, Preferred Stock and warrants were subsequently purchased by a Grupo Dynastia S. A. during September 2000.
Since September 2000, Grupo Dynastia S. A has advanced the Company $57,168 earning 10 % per annum.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report. However, Form 8-K was filed on November 22, 2000 to report a change in the Company's Auditors. Form 8-K was filed in February 2001 to report a change in the Company's Auditors.

                                    - 10 -
===============================================================================

                                 OCTuS, INC.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                       OCTuS, INC.


Date:  April 12, 2001                  /s/  John C. Belden
                                       ----------------------------
                                            Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 12, 2001.

Signature                        Title                               Date
-----------------    -----------------------------------------   -------------

-----------------    President (Principal Executive Officer,     April __, 2001
John C. Belden       Principal Financial & Accounting Officer)
                     Director

-----------------    Director and Chairman of the Board          April __, 2001
Ronald A. Newcomb

-----------------    Director                                    April __, 2001
Robert A. Freeman


                                    - 11 -
===============================================================================

EXHIBIT INDEX
                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                     DESCRIPTION NUMBERED                        PAGE
-------     --------------------------------------------------     ------------
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

# Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1994 filed with the SEC, April 17, 1995.

+++ Incorporated by reference from the Company's amended Annual Report on Form 10-KSB/A for the calendar year ended December 31, 1994 filed with the SEC July 6, 1995.

! Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995 filed with the SEC, November 13, 1995.

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

                                    - 12 -
===============================================================================

                                 OCTuS, Inc.

                              Table of Contents

                                                                        Page
Consolidated Balance Sheet                                              F-1

Consolidated Statements of Operations                                   F-2

Consolidated Statement of Changes in Stockholders' (Deficit)            F-3

Consolidated Statements of Cash Flows                                   F-4

Notes to Consolidated Financial Statements                           F-5 - F-11


                                    - 13 -
===============================================================================

                                 OCTuS, Inc.

                          CONSOLIDATED BALANCE SHEET

                                                          December 31,
                                                       2000           1999
                                                   ------------   ------------
                     ASSETS

CURRENT ASSETS
  Cash                                             $        172   $          5
                                                   ============   ============


    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                 $     21,290   $     44,495
  Accrued liabilities                                     6,503         64,343
  Accrued interest - related party                      141,741         98,928
  Notes payable - related party                         460,479        427,011
                                                   ------------   ------------
     Total current liabilities                          630,013        634,777
                                                   ------------   ------------

STOCKHOLDERS' (DEFICIT)
  3.6% cumulative preferred stock, no par value,
    2,000,000 shares authorized, 250,000 shares
    issued and outstanding                              151,000        151,000
  Common stock, no par value, 100,000,000 shares
    authorized, 4,223,390 shares issued and
    outstanding                                      21,966,577     21,966,577
  Paid-in capital                                        51,316           -
  Accumulated deficit                               (22,798,734)   (22,752,349)
                                                   ------------   ------------
     Total stockholders' (deficit)                     (629,841)      (634,772)
                                                   ------------   ------------

                                                   $        172   $          5
                                                   ============   ============

           The Notes to the Consolidated Financial Statements are an
                      integral part of these statements.

                                      F-1
===============================================================================

                                 OCTuS, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year ended December 31,
                                                       2000           1999
                                                   ------------   ------------
Revenues                                           $       -      $       -
                                                   ------------   ------------

General and administrative expenses                      32,782         11,499
                                                   ------------   ------------

(Loss) from operations                                  (32,782)       (11,499)

Interest expense                                        (42,813)       (42,668)
                                                   ------------   ------------

Net (loss) before extraordinary item                    (75,595)       (54,167)

Extraordinary item
     Gain on forgiveness of debt,
       net of tax of $5,840                              23,370           -
                                                   ------------   ------------

Net (loss) before income taxes                          (52,225)       (54,167)

Income taxes (benefit)                                   (5,840)          -
                                                   ------------   ------------

Net (loss)                                              (46,385)       (54,167)

Preferred dividends                                       9,000          9,000
                                                   ------------   ------------

Net (loss) available to common shareholders        $    (55,385)  $    (63,167)
                                                   ============   ============

Per share information - basic and fully diluted
     Weighted average shares outstanding              4,223,390      4,223,390
                                                   ============   ============

(Loss) per common share:
     (Loss) from operations                        $     (0.02)   $     (0.01)
      Gain from extraordinary item                        0.01            -
                                                   ------------   ------------

Net (loss) per common share                        $     (0.01)   $     (0.01)
                                                   ============   ============

           The Notes to the Consolidated Financial Statements are an
                      integral part of these statements.

                                      F-2
===============================================================================

                                 OCTuS, Inc.

         CONSOLIDATE4D STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                                   Number of   Number of                                                          Total
                                   Preferred    Common     Preferred     Common      Paid-in   Accumulated    Shareholders'
                                    Shares      Shares       Stock        Stock      Capital     Deficit        (Deficit)
                                   ---------   ---------   ---------   -----------   -------   ------------   -------------
Balance, December 31, 1998           250,000   4,223,390   $ 151,000   $21,966,577   $  -      $(22,698,182)    $(580,605)
  Net (loss) for the year ended
     December 31, 1999                  -           -           -             -         -           (54,167)      (54,167)
                                   ---------   ---------   ---------   -----------   -------   ------------     ---------
Balance, December 31, 1999           250,000   4,223,390     151,000    21,966,577      -       (22,752,349)     (634,772)
  Capital contribution                  -           -           -             -       51,316           -           51,316
  Net (loss) for the year ended
     December 31, 2000                  -           -           -             -         -           (46,385)      (46,385)
                                   ---------   ---------   ---------   -----------   -------   ------------     ---------
Balance, December 31, 2000           250,000   4,223,390   $ 151,000   $21,966,577   $51,316   $(22,798,734)    $(629,841)
                                   =========   =========   =========   ===========   =======   ============     =========

           The Notes to the Consolidated Financial Statements are an
                      integral part of these statements.

                                      F-3
===============================================================================

                                 OCTuS, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended December 31,
                                                       2000           1999
                                                   ------------   ------------
OPERATING ACTIVITIES
Net (loss)                                         $    (46,385)  $    (54,167)
Adjustments to reconcile net (loss) to net
  cash flows from operating activities:
     Forgiveness of debt                                (29,210)          -
Changes in:
  Accounts payable                                        6,005         11,044
  Accrued liabilities                                    (6,524)          (259)
  Accrued interest - related party                       42,813         42,668
                                                   ------------   ------------
     Net cash (used in) operating activities            (33,301)          (714)
                                                   ------------   ------------

INVESTING ACTIVITIES

                                                   ------------   ------------
     Net cash (used in) investing activities               -              -
                                                   ------------   ------------

FINANCING ACTIVITIES
Proceeds from notes payable - related party              33,468            500
                                                   ------------   ------------
     Net cash provided by financing activities           33,468            500
                                                   ------------   ------------

Net increase (decrease) in cash                             167           (214)

CASH AT BEGINNING OF YEAR                                     5            219
                                                   ------------   ------------

CASH AT END OF YEAR                                $        172   $          5
                                                   ============   ============


SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash for paid for:
  Interest                                         $       -      $       -
                                                   ============   ============
  Income taxes                                     $       -      $       -
                                                   ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of accrued salary into
     contributed capital                           $     51,316   $       -
                                                   ============   ============

           The Notes to the Consolidated Financial Statements are an
                      integral part of these statements.

                                      F-4
===============================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

OCTuS, Inc. (the "Company") was formed as a California corporation in 1983. The Company was involved in the development of various printer controller technologies. However, the Company currently has no revenue generating operations and is currently seeking strategic alternatives.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the property.

Revenue recognition

Revenue is recognized when earned.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values.


                                      F-5
===============================================================================

Impairment of long-lived assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. As of December 31, 2000, management does not believe there is any impairment of the carrying amounts of assets.

Earnings (loss) per share

The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

Stock-based compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of
FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not engaged in any hedging activities for the years ended December 31, 2000 or 1999.


                                      F-6
===============================================================================

The Securities and Exchange Commission released Staff Accounting Bulletin
No. 101, Revenue Recognition in Financial Statements (SAS No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has a working capital and shareholders' deficiency of $629,841 and an accumulated deficit of $22,798,734 as of December 31, 2000. The Company has generated recurring losses, aggregating $46,385 and $54,167 in 2000 and 1999, respectively.

The Company is currently seeking a viable business to merge with and, in addition, is seeking equity capital. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The net deferred tax assets as of December 31, 2000, in the accompanying balance sheet includes the following components:

          Deferred tax asset                 $7,735,000
          Less: valuation allowance          (7,735,000)
                                             ----------
                                             $     -
                                             ==========

The net change in valuation allowance for the year ended December 31, 2000 was $13,000.


                                      F-7
===============================================================================

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:
                                              Temporary           Tax
                                              Difference         Effect
                                             ------------     ------------
Net operating loss carry forward:            $ 22,750,000     $  7,735,000
                                             ============     ============

The net operating loss carry forward will expire through 2020.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes due to the effect of the net operating loss. The net operating loss negates any provision for income taxes.


NOTE 4 - STOCKHOLDERS' (DEFICIT)

Common stock

On January 15, 1993, the Company completed an offering of 2,000,000 units at the initial public offering price of $6.00 per unit. Each unit consisted of one share of Common Stock, no par value, and one common stock purchase warrant.

The Company's Common Stock, units and warrants were delisted from the NASDAQ Small-Cap Market as of February 1, 1995 due to the Company's inability to meet that markets minimum capital and surplus requirements, and were traded on the OTC Bulletin Board until February 2000. Since this date the Company's Common Stock has been trading on the National Quotation Bureau Pink Sheets.

Preferred stock

In July 1996 the Company issued 250,000 of its Series C Preferred Stock and one five-year stock purchase warrant for 3,000,000 shares of its common stock for $151,000. The exercise price is subject to adjustment at the discretion of the Board of Directors. The exercise price as of December 31, 2000 is $0.43 per share. The Company has granted piggyback and demand registration rights to the investor with respect to the shares of Common Stock underlying such warrant.

The cumulative Series C Preferred Stock is senior in preference and priority with respect to the Company's Common Stock and any and all classes of the Company's Preferred Stock. The holder of the Series C Preferred Stock is entitled to receive cumulative dividends at the annual rate of $0.036 per share payable in cash when, as and if declared by the Company's Board of Directors. Dividends accrue on a cumulative basis on each share of Series C Preferred Stock whether or not declared or paid. The holder of each share of Series C Preferred Stock shall be entitled to 10 votes per share and are entitled to vote on all matters before Common Stock shareholders.


                                      F-8
===============================================================================

Cumulative dividends unpaid on Series C Preferred Stock amounted to $40,865 at December 31, 2000. The Board of Directors has not formally declared a dividend on the Preferred Stock since issuance.

Stock Warrant

The following details the outstanding warrants as of December 31, 2000 and 1999:

                                              Underlying        Exercise
                                                Shares           Prices
                                             ------------     -------------
Warrants issued during 1996                    3,000,000      $0.43 - $0.75

The warrants expire on June 24, 2001. At December 31, 2000 the Company had reserved 3,000,000 shares of common stock for stock warrants.

Compensatory Stock Option Plans

The Company has a stock option plan and has reserved a total of 439,799 shares of common stock at December 31, 2000 and 1999, for option grants to directors, officers, employees, consultants of the Company and any subsidiary or parent of the Company. Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant.

During 1999 the Company issued 25,000 options to a director of the Company. Since the Company has adopted the disclosure-only provision of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and since the exercise price of all the options granted in 1999 was equal to or greater than fair value, no earned or unearned compensations cost was recognized in the accompanying financial statements for stock options granted by the Company in 1999. However, if compensation cost had been computed based on the fair value at the grant date for all awards in 1999 consistent with the provisions of SFAS 123 and recognized in the financial statements, the Company's net loss in 1999, and the related per share amounts, would not have been materially different from the amounts reported in the accompanying 1999 statement of operations. The fair values of the options granted during 1999 are estimated at $0.10 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 106%, a risk-free interest rate of 5.4%, and expected lives of 10 years from date of vesting.


                                      F-9
===============================================================================

Transactions under all stock option plans are summarized as follows:

                                              Number of       Weighted Average
                                                Shares         Exercise Price
                                             ------------     ----------------
   Outstanding at December 31, 1998               414,799          $1.82
      Options granted                              25,000            .10
      Options expired                                -               -
                                             ------------          -----
   Outstanding at December 31, 1999               439,799          $1.72
      Options granted                                -               -
      Options expired                                -               -
                                             ------------          -----
   Outstanding at December 31, 2000               439,799          $1.72
                                             ============          =====

   Option price range at December 31, 2000   $0.10 - $3.68

   Options exercisable at December 31, 2000       439,799
                                             ============


NOTE 5 - EMPLOYEE BENEFIT PLAN

The Company has instituted a retirement plan to provide employees with retirement benefits through a program of regular savings supplemented by Company contributions. The Company's funding policy is to make matching contributions in a range from 0% to 100% of employee contributions, pursuant to the plan, up to a maximum of 6% of a participant's gross earnings.
The Company made no matching contributions to the plan during the years ended December 31, 2000 or 1999.


NOTE 6 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party consists of the following:

* Unsecured promissory note, principal balance of $27,168, interest at 10%, interest and principal due on March 19, 2001, delinquent as of the date of the audit report

* Unsecured promissory note, principal balance of $5,000, interest at 10%, interest and principal due on June 6, 2001

* Unsecured promissory note, principal balance of $428,311, interest at 10%, interest and principal due within 5 days of the exercise of the stock purchase warrant (see Note 4)

Accrued interest related to these notes payable as of December 31, 2000 is $141,741.


                                      F-10
===============================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS

As of December 31, 1999 accrued salary and vacation to the President of the Company totaled $51,316. During the year ended December 31, 2000, the President converted the accrued salary and vacation into contributed capital. As part of this agreement, the Company agreed to retain this individual as a consultant for six months, starting September 2000, at a monthly rate of $3,500. As of December 31, 2000, the Company incurred $14,000 of consulting expenses related to this agreement, $7,000 that was unpaid and included in accounts payable.

An officer advanced $3,169 to the Company to cover operating expenses. This amount is included in accounts payable at December 31, 2000.


NOTE 8 - EXTRAORDINARY ITEM - FORGIVENESS OF DEBT

The Company had defaulted on $29,210 due to a finance company. The Company has determined that the period for collection on this debt has expired and as a result, the Company has written off the debt and recognized an extraordinary gain of $29,210.


NOTE 9 - SUBSEQUENT EVENTS

In January 2001, a related party advanced the Company $15,000 in exchange for a promissory note. Interest accrues at a rate of 10%. The principal sum, plus all accrued interest, is due and payable July 7, 2001. The same party advanced the Company $10,000 in February 2001 in exchange for a promissory note. Interest accrues at a rate of 10%. The principal sum, plus all accrued interest is due and payable August 25, 2001.


                                      F-11
===============================================================================