Form 10KSB/A
period 2000-12-31
OCTUS INC
filed 2001-04-25
CIK 891462

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

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

                                    - 12 -
===============================================================================

                                 OCTuS, Inc.

                              Table of Contents

                                                                        Page
Reports of Independent Auditors                                      F-1 - F-2

Consolidated Balance Sheet                                              F-3

Consolidated Statements of Operations                                   F-4

Consolidated Statement of Changes in Stockholders' (Deficit)            F-5

Consolidated Statements of Cash Flows                                   F-6

Notes to Consolidated Financial Statements                           F-7 - F-13


                                    - 13 -
===============================================================================

                        REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
OCTuS, Inc.

We have audited the accompanying consolidated balance sheet of OCTuS, Inc. as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 2000, and the results of its operations, and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Tinter & Associates, LLC
Denver, Colorado
March 19, 2001

                                      F-1
===============================================================================

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders OCTuS, Inc.

We have audited the accompanying consolidated balance sheet of OCTuS, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 1999, and the results of operations, shareholders' deficiency and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital and shareholders' deficiency of $634,772 and an accumulated deficit of $22,752,349 as of December 31, 1999. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Logan Throop & Co., LLP


San Diego, California
October 27, 2000

                                      F-2
===============================================================================

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

                                      F-4
===============================================================================

                                 OCTuS, Inc.

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

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

                                      F-5
===============================================================================

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

                                      F-6
===============================================================================

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


                                      F-7
===============================================================================

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


                                      F-8
===============================================================================

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


                                      F-9
===============================================================================

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


                                      F-10
===============================================================================

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


                                      F-11
===============================================================================

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


                                      F-12
===============================================================================

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


                                      F-13
===============================================================================