Form 10QSB
period 2001-03-31
OCTUS INC
filed 2001-05-11
CIK 891462

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.
              For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the transition period from         to

                        Commission file number 0-21092

                                 OCTuS, INC.
                              -----------------
      (Exact name of small business issuer as specified in its charter)

              CALIFORNIA                              33-0013439
              ----------                              ----------
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)

               600 "B" STREET 18TH FLOOR, SAN DIEGO,  CA  92101
             ----------------------------------------------------
                   (Address of principal executive offices)

                                (619) 446-2107
                                --------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

March 31, 2001     Common Stock, no par value               4,223,390
(Date)             (Class)                              (Number of Shares)

                   Series C Preferred Stock                   250,000
                   (Class)                              (Number of Shares)

Transitional Small Business Disclosure Format (check one):
                               Yes [ ]   No [X]


===============================================================================

                                 OCTuS, INC.
                                 FORM 10-QSB
                     FOR THE PERIOD ENDED MARCH 31, 2001

                                    INDEX

                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Condensed Balance Sheets at March 31, 2001 and
                   December 31, 2000                                     3

                   Condensed Statements of Operations for the three
                   months ended March 31, 2001 and 2000                  4

                   Condensed Statements of Cash Flows for the three
                   months ended March 31, 2001 and 2000                  5

                   Notes to Condensed Financial Statements               6


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                  7



PART II.  OTHER INFORMATION                                            10

SIGNATURES                                                             11

                                    -  2 -
===============================================================================

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

OCTUS, INC.

Condensed Balance Sheets

                                                     March 31,    December 31,
                                                        2001         2000
                                                    (unaudited)
                                                    -----------   -----------
                ASSETS
CURRENT ASSETS
  Cash                                              $     2,858   $       172
                                                    -----------   -----------
     TOTAL CURRENT ASSETS                                 2,858           172
                                                    -----------   -----------

PROPERTY AND EQUIPMENT, Net                                   0             0
                                                    -----------   -----------
                                                    $     2,858   $       172
                                                    ===========   ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $    11,522   $    21,290
  Accrued liabilities                                     6,503         6,503
  Accrued interest - related party                      153,951       141,741
  Promissory note - related party                       485,479       460,479
                                                    -----------   -----------
     TOTAL CURRENT LIABILITIES                          657,455       630,013
                                                    -----------   -----------

SHAREHOLDERS' DEFICIENCY
  Preferred Stock - authorized 2,000,000 shares,
     issued and outstanding 250,000 shares              151,000       151,000
  Common Stock - no par value;
     authorized 100,000,000 shares,
     issued and outstanding 4,223,390                21,966,577    21,966,577
  Paid-in-capital                                        51,316        51,316
  Accumulated deficit                               (22,823,489)  (22,798,734)
                                                    -----------   -----------
     TOTAL SHAREHOLDERS' DEFICIENCY                    (654,597)     (629,841)
                                                    -----------   -----------
                                                    $     2,858   $       172
                                                    ===========   ===========

                 See notes accompanying financial statements

                                    -  3 -
===============================================================================

OCTUS, INC.

Condensed Statements of Operations
(Unaudited)

                                         For the three months ended March 31,
                                                 2001          2000
                                              -----------   -----------
REVENUES
  Net sales                                   $         0   $         0
                                              -----------   -----------
     TOTAL REVENUES                                     0             0
                                              -----------   -----------

COSTS AND EXPENSES
  Cost of sales                                         0             0
  Selling, general and administrative              12,545         1,759
  Interest                                         12,210        10,554
                                              -----------   -----------
     TOTAL COSTS AND EXPENSES                      24,755        12,313
                                              -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                 (24,755)      (12,313)

INCOME TAX (BENEFIT)                                    0             0
                                              -----------   -----------

NET INCOME (LOSS)                             $   (24,755)  $   (12,313)
                                              ===========   ===========

PRIMARY EARNING (LOSS) PER COMMON SHARE       $     (.005)  $     (.002)
                                              ===========   ===========

AVERAGE NUMBER OF COMMON SHARES
  USED IN PRIMARY CALCULATIONS                  4,223,390     4,223,390
                                              ===========   ===========

                 See notes accompanying financial statements

                                    -  4 -
===============================================================================

OCTUS, INC.

Condensed Statements of Cash Flows
(Unaudited)

                                                For the three months ended March 31,
                                                        2001          2000
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $   (24,755)  $   (12,313)
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Changes in operating assets and liabilities:
        Accounts payable                                  (9,769)         (107)
        Notes Payable - related party                     25,000         1,250
        Accrued interest - related party                  12,210        10,554
                                                     -----------   -----------
NET CASH USED BY OPERATING ACTIVITIES                      2,686          (616)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from advances                                       0         1,000
                                                     -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      0         1,000
                                                     -----------   -----------

NET INCREASE (DECREASE) IN CASH                            2,686           384

CASH AT BEGINNING OF PERIOD                                  172             5
                                                     -----------   -----------

CASH AT END OF PERIOD                                $     2,858   $       389
                                                     ===========   ===========

OTHER CASH INFORMATION
  Interest paid                                      $         0   $         0
                                                     ===========   ===========

                 See notes accompanying financial statements

                                    -  5 -
===============================================================================

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

     In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at March 31, 2001 and December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2000.


NOTE 2.  DESCRIPTION OF THE BUSINESS

     OCTuS Inc. (the "Company") was formed as a California corporation in 1983. The core of the Company's technology from its inception until 1991 was comprised of software for use in controllers for laser printers and related imaging devices. The Company incorporated this technology into its own LaserPror laser printer products and also licensed the technology to third parties. In 1991, because of low margins and competition, the Company shifted its primary focus from laser printer controller technology to the development of the OCTuS PTA product line. Currently the Company is looking to acquire new technology that can be commercialized within the corporation. At this point the Company has no products available for sale and considers its technology to be obsolete.

NOTE 3.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
                                             March 31,    December 31,
                                               2001         2000
                                            (unaudited)
                                            -----------   -----------
PROPERTY AND EQUIPMENT
  Computer and test equipment               $     7,772   $     7,772
     Less accumulated depreciation               (7,772)       (7,772)
                                            -----------   -----------
                                                      0             0
                                            ===========   ===========

ACCRUED LIABILITIES
  Compensation and employee benefits                  0             0
  Other                                          11,522        21,291
                                            -----------   -----------
                                                 11,522        21,291
                                            ===========   ===========

NOTE 4.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     The Company has a working capital and shareholders' deficiency of $654,596 and an accumulated deficit of $22,823,489 as of March 31, 2001. The Company has liabilities totaling $657,455 and cash of only $2,858 as of March 31, 2001. At present the Company has no product or technology to provide for the continued viability and operations of the Company. Furthermore, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should management be unable to obtain additional capital to acquire a technology or product, it could be forced to cease the Company's business activities altogether and liquidate the Company's net assets. Additionally, there is no assurance the Company will not require additional capital resources in order to become operational. There is no assurance that the Company will have the ability to continue as a going concern.

                                    -  6 -
===============================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

     Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward statements. Further, certain forward-looking statements are based upon assumptions of future events which may not prove to be accurate. These forward-looking statements involve risks and uncertainties including but not limited to those referred to below.

     This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended March 31, 2001. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2000 will provide additional information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

     Net Sales.  There were no net sales for the three months ended
March 31, 2001, which represented no change, from the same period in 2000. Because the Company currently is without a product there are no sales or even prospects of products sales in the near future.

     Selling, General and Administrative. The Company recorded $12,545 for selling, general and administrative expenses for the three months ended
March 31, 2001, an increase of $10,786 from the same period in 2000. The company has been engaged in marketing licenses for the Company's technologies and consulting with third parties regarding computer telephony businesses and market opportunities.

     Net Loss. Net loss for the three months ended March 31, 2001 was $24,755, as compared to a $12,313 loss for the same period in 2000.

     LIQUIDITY AND CAPITAL RESOURCES.  For the three months ended
March 31, 2001, the Company posted a net loss of $24,755. Cash on hand on March 31, 2001 was $2,858. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

                                    -  7 -
===============================================================================

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

NEED FOR ADDITIONAL CAPITAL

     The Company's cash on hand as of March 30, 2001 was $2,858, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A a Panamanian company, one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

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

SUBSEQUENT EVENTS

     On April 25, 2001, Grupo Dynastia, S.A. converted 3 million warrants to 3 million shares of OCTuS, Inc. restricted common stock with net proceeds to the Company of $ 60,000 applied to the outstanding notes due Grupo Dynastia, S.A. See notes and advances payable below.

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

                                    -  8 -
===============================================================================

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     In October 1996, the Company moved its offices to a 400 square foot office suite in an area of northern San Diego known as the "Golden Triangle". Since November 1999 the company uses only floor space in the office of its sole officer, John Belden at 600"B" Street 18th Floor San Diego, CA. The company pays no rent, which would be negligible, for the use of this space.

     The Company does not maintain any other leases for office space and owns no real property.

                                    -  9 -
===============================================================================

PART II.

                              OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the first quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     In February 2001 the Company changed accountants and filed a Form 8-K for this event in February 2001. There were no disagreements with the former accountants regarding accounting principles or reporting.

                                    - 10 -
===============================================================================

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                       OCTuS, INC.


Date:  ______________                  /s/  John C. Belden
                                       ----------------------------
                                            President & CEO /
                                            Chief Executive Officer

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

                                    - 12 -
===============================================================================