Form 10QSB/A
period 2001-03-31
OCTUS INC
filed 2001-08-20
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                Form 10-QSB/A


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

                   13161 Sundance Ave., San Diego, CA 92129
             ----------------------------------------------------
                   (Address of principal executive offices)

                                 858-922-1219
                                --------------
                         (Issuer's telephone number)

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

                                 OCTuS, INC.
                                FORM 10-QSB/A
                     FOR THE PERIOD ENDED MARCH 31, 2001

                                    INDEX

Pursuant to Rule 310(b) of Regulation S-B, the registrant did not obtain a review by the independent public accountant prior to filing the original
1st Quarter 10-QSB for 2001. The required review by the independent public accountant has now been completed resulting in this document that is hereby filed as an amended 10-QSB/A.

                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Condensed Balance Sheets at March 31, 2001            3

                   Condensed Statements of Operations for the three
                   months ended March 31, 2001 and 2000                  4

                   Condensed Statements of Cash Flows for the three
                   months ended March 31, 2001 and 2000                  5

                   Notes to Condensed Financial Statements               6


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                  7



PART II.  OTHER INFORMATION                                             10



SIGNATURES                                                              11

                                    -  2 -
===============================================================================

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 OCTuS, INC.

                           CONDENSED BALANCE SHEETS
                                March 31, 2001
                                  (unaudited)


                          ASSETS
CURRENT ASSETS
  Cash                                                            $     2,858
                                                                  ===========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                                $    11,521
  Accrued liabilities                                                   6,503
  Accrued interest - related party                                    153,951
  Notes payable - related party                                       485,479
                                                                  -----------
     TOTAL CURRENT LIABILITIES                                        657,454
                                                                  -----------

SHAREHOLDERS' (DEFICIT)
  3.6% cumulative preferred stock, no par value,
     2,000,000 shares authorized,
     250,000 shares issued and outstanding                            151,000
  Common Stock, no par value;
     100,000,000 shares authorized,
     4,223,390 shares issued and outstanding                       21,966,577
  Paid-in-capital                                                      51,316
  Accumulated deficit                                             (22,823,489)
                                                                  -----------
     TOTAL SHAREHOLDERS' (deficit)                                   (654,596)
                                                                  -----------
                                                                  $     2,858
                                                                  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  3 -
===============================================================================

                                 OCTuS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                Three Months Ended March 31,
                                                 --------------------------
                                                    2001           2000
                                                 -----------    -----------
Revenues                                         $      -       $      -
                                                 -----------    -----------

General and administrative expenses                   12,545          1,759
                                                 -----------    -----------

(Loss) from operations                               (12,545)        (1,759)

Interest expense                                     (12,210)       (10,554)
                                                 -----------    -----------

Net (loss)                                           (24,755)       (12,313)

Preferred dividends                                    2,250          2,250
                                                 -----------    -----------

Net (loss) available to common shareholders      $   (27,005)   $   (14,563)
                                                 ===========    ===========

Per share information - basic and fully diluted
  Weighted average shares outstanding              4,223,390      4,223,390
                                                 ===========    ===========

Net (loss) per common share                      $    (0.01)    $    (0.00)
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  4 -
===============================================================================

                                 OCTuS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                Three Months Ended March 31,
                                                 --------------------------
                                                    2001           2000
                                                 -----------    -----------
OPERATING ACTIVITIES
  Net cash (used in) operating activities            $   (22,314)  $      (616)
                                                     -----------   -----------

INVESTING ACTIVITIES
  Net cash (used in) investing activities            $      -      $      -
                                                     -----------   -----------

FINANCING ACTIVITIES
  Proceeds from notes payable - related party             25,000         1,000
                                                     -----------   -----------
  Net cash provided by financing activities               25,000         1,000
                                                     -----------   -----------

NET INCREASE IN CASH                                       2,686           384

CASH AT BEGINNING OF YEAR                                    172             5
                                                     -----------   -----------

CASH AT END OF YEAR                                  $     2,858   $       389
                                                     ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
    Interest                                         $      -      $      -
                                                     ===========   ===========
    Income taxes                                     $      -      $      -
                                                     ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  5 -
===============================================================================

                                  OCTUS, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying financial information has been prepared by OCTuS, Inc. (the "Company") without audit, in accordance with the instructions to Form 10-QSB and, therefore, does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

     In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2000.


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


NOTE 3.  EARNINGS PER SHARE

     The Company calculates net income (loss) per share as required by SFAS
No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.


NOTE 4.  RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 2001, the following unsecured promissory notes were issued to the Company:

     * Unsecured promissory note, principal balance of $15,000, interest at 10%, interest and principal due on July 7, 2001
     * Unsecured promissory note, principal balance of $10,000, interest at 10%, interest and principal due on August 24, 2001

     On March 19, 2001, a note of $27,168 was due to a related party, however, it was not paid until April 25, 2001, thus the note is considered delinquent as of March 31, 2001.

     In July 1996 the Company issued 250,000 of its Series C Preferred Stock and one five-year stock purchase warrant for 3,000,000 shares of its common stock for $151,000 with the warrants expiring on June 24, 2001. An unsecured promissory note with a principal balance of $428,311 and interest at 10%, interest and principal due within 5 days of the exercise of the stock purchase warrant, was outstanding with the same related party that held the warrants. On April 25 2001, this related party converted three million warrants to three million shares of the Company's restricted common stock for $60,000. The proceeds received for this conversion were applied to the outstanding debt due to the related party. The conversion, however, did not provide the Company sufficient funds to pay the full amount due to the related party. The outstanding debt of $428,311 is delinquent as of April 30, 2001.

                                    -  6 -
===============================================================================

     Interest expense on the related party notes outstanding for the three months ended, March 31, 2001 was $12,210.

     During the three months ended March 31, 2001, the Company incurred $10,500 of consulting expense related to an employment agreement with the President of the Company in which he will provide monthly consulting services at a monthly rate of $3,500. As of March 31, 2001, $3,500 was unpaid and included in accounts payable.


NOTE 5.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     The Company has a working capital and shareholders' deficiency of $654,596 and an accumulated deficit of $22,823,489 as of March 31, 2001. The Company has liabilities totaling $657,454 and cash of only $2,858 as of March 31, 2001. At present the Company has no product or technology to provide for the continued viability and operations of the Company. Furthermore, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should management be unable to obtain additional capital to acquire a technology or product, it could be forced to cease the Company's business activities altogether and liquidate the Company's net assets. Additionally, there is no assurance the Company will not require additional capital resources in order to become operational. There is no assurance that the Company will have the ability to continue as a going concern.



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


ITEM 2.  DESCRIPTION OF PROPERTY.

     In October 1996, the Company moved its offices to a 400 square foot office suite in an area of northern San Diego known as the "Golden Triangle". Since November 1999 the company uses only floor space in the office of its sole officer, John Belden. The company pays no rent, which would be negligible, for the use of this space.

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


                                       OCTuS, INC.


Date:  ______________                  /s/  JOHN C. BELDEN
                                       ----------------------------
                                            John C. Belden
                                            President & CEO /
                                            Chief Financial Officer

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