Form 10QSB
period 2001-06-30
OCTUS INC
filed 2001-08-20
CIK 891462

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2001

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
                               Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

June 30, 2001      Common Stock, no par value               7,223,390
(Date)             (Class)                              (Number of Shares)

                   Series C Preferred Stock                   250,000
                   (Class)                              (Number of Shares)

Transitional Small Business Disclosure Format (check one):
                               Yes [ ]   No [X]


===============================================================================

                                 OCTuS, INC.
                                 FORM 10-QSB
                      FOR THE PERIOD ENDED JUNE 30, 2001

                                    INDEX

                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Condensed Balance Sheets at June 30, 2001 . . . . .   3

                   Condensed Statements of Operations for the three
                   and six months ended June 30, 2001 and 2000 . . . .   4

                   Condensed Statements of Cash Flows for the six
                   months ended June 30, 2001 and 2000 . . . . . . . .   5

                   Notes to Condensed Financial Statements . . . . . .   6


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  . . . . . . .   7



PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . .  10



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                                    -  2 -
===============================================================================

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 OCTuS, INC.

                           CONDENSED BALANCE SHEETS
                                 June 30, 2001
                                  (unaudited)


                          ASSETS
CURRENT ASSETS
  Cash                                                            $     4,351
                                                                  ===========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                                $    25,022
  Accrued liabilities                                                   6,503
  Related party payable                                                 7,339
  Accrued interest - related party                                    162,806
  Notes payable - related party                                       428,311
                                                                  -----------
     TOTAL CURRENT LIABILITIES                                        629,981
                                                                  -----------

SHAREHOLDERS' (DEFICIT)
  3.6% cumulative preferred stock, no par value,
     2,000,000 shares authorized,
     250,000 shares issued and outstanding                            151,000
  Common Stock, no par value;
     100,000,000 shares authorized,
     7,223,390 shares issued and outstanding                       22,026,577
  Paid-in-capital                                                      51,316
  Accumulated deficit                                             (22,854,523)
                                                                  -----------
     TOTAL SHAREHOLDERS' DEFICIENCY                                  (625,630)
                                                                  -----------
                                                                  $     4,351
                                                                  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  3 -
===============================================================================

                                 OCTuS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                       Three Months Ended 06/30   Six Months Ended 06/30
                                       ------------------------  ------------------------
                                          2001         2000         2001         2000
                                       -----------  -----------  -----------  -----------
Revenues                               $      -     $      -      $     -     $      -
                                       -----------  -----------  -----------  -----------

General and administrative expenses         20,008        1,619       32,553        3,378
                                       -----------  -----------  -----------  -----------

(Loss) from operations                     (20,008)      (1,619)     (32,553)      (3,378)

Interest expense                           (11,026)     (10,671)     (23,236)     (21,225)
                                       -----------  -----------  -----------  -----------

Net (loss)                                 (31,034)     (12,290)     (55,789)     (24,603)

Preferred dividends                          2,250         -           4,500         -
                                       -----------  -----------  -----------  -----------

Net (loss) available to
  common shareholders                  $   (33,284) $   (12,290) $   (60,289) $   (24,603)
                                       ===========  ===========  ===========  ===========

Per share information - basic and
  fully diluted Weighted average
  shares outstanding                     6,432,181    4,223,390    5,333,887    4,223,390
                                       ===========  ===========  ===========  ===========

Net (loss) per common share            $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                                       ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  4 -
===============================================================================

                                 OCTuS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                        2001          2000
                                                     -----------   -----------
OPERATING ACTIVITIES
  Net cash (used in) operating activities            $   (28,821)  $      (985)
                                                     -----------   -----------

INVESTING ACTIVITIES
  Net cash (used in) investing activities            $      -      $      -
                                                     -----------   -----------

FINANCING ACTIVITIES
  Proceeds from notes payable - related party             33,000         1,000
                                                     -----------   -----------
  Net cash provided by financing activities               33,000         1,000
                                                     -----------   -----------

NET INCREASE IN CASH                                       4,179            15

CASH AT BEGINNING OF YEAR                                    172             5
                                                     -----------   -----------

CASH AT END OF YEAR                                  $     4,351   $        20
                                                     ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
    Interest                                         $      -      $      -
                                                     ===========   ===========
    Income taxes                                     $      -      $      -
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Warrants exercised into common stock
  for write off of notes payable                $    60,000   $      -
                                                     ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  5 -
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

     In management's opinion, the accompanying unaudited financial statements contain all adjustments (which include only normal, recurring adjustments) necessary to present fairly its financial position at June 30, 2001, and the results of operations for the three and six months ended June 30, 2001 and 2000. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, these financial statements should be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2000.


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


NOTE 4.  RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2001, the following unsecured promissory notes were issued to the Company by a related party:

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

     Interest expense on related party notes outstanding for the six months ended, June 30, 2001 was $23,236.

                                    -  6 -
===============================================================================

     During the six months ended June 30, 2001, a related party advanced the Company $8,000 for operations. No terms have been determined on the receipt and repayment of these funds.

     During the six months ended June 30, 2001, the Company incurred $21,000 of consulting expense related to an employment agreement with the President of the Company in which he will provide monthly consulting services at a monthly rate of $3,500. As of June 30, 2001, $9,500, was unpaid and included in accounts payable.


NOTE 5.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     The Company has a working capital and shareholders' deficiency of $625,630 and an accumulated deficit of $22,854,523 as of June 30, 2001. The Company has liabilities totaling $629,981 and cash of only $4,351 as of June 30, 2001.
At present the Company has no product or technology to provide for the continued viability and operations of the Company. Furthermore, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should management be unable to obtain additional capital to acquire a technology or product, it could be forced to cease the Company's business activities altogether and liquidate the Company's net assets. Additionally, there is no assurance the Company will not require additional capital resources in order to become operational. There is no assurance that the Company will have the ability to continue as a going concern.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

     Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate. These forward-looking statements involve risks and uncertainties including but not limited to those referred to below.

     This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended June 30, 2001. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2000 will provide additional information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001

     NET SALES. There were no net sales for the three months ended
June 30, 2001, which represented no change, from the same period in 2000. Because the Company currently is without a product there are no sales or even prospects of products sales in the near future.

     SELLING, GENERAL AND ADMINISTRATIVE. The Company recorded $20,008 for selling, general and administrative expenses for the three months ended
June 30, 2001, an increase of $18,389 from the same period in 2000. The company has been engaged in marketing licenses for the Company's technologies and consulting with third parties regarding computer telephony businesses and market opportunities.

     NET LOSS. Net loss for the three months ended June 30, 2001 was $31,034 as compared to a $12,290 loss for the same period in 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

     NET SALES. There were no net sales for the six months ended June 30, 2001, which represented no change, from the same period in 2000. Because the Company currently is without a product there are no sales or even prospects of sales in the near future.

                                    -  7 -
===============================================================================

     SELLING, GENERAL AND ADMINISTRATIVE. The Company recorded $32,553 for selling, general and administrative expenses for the six months ended
June 30, 2001, an increase of $29,175 from the same period in 2000. The Company is operating at a bare minimum level; at this point there are no employees and no sales efforts due to the lack of a product.

     NET LOSS. Net loss for the six months ended June 30, 2001 was $55,789, as compared to a $24,603 loss for the same period in 2000.

     LIQUIDITY AND CAPITAL RESOURCES. For the six months ended June 30, 2001, the Company posted a net loss of $55,789. Cash on hand on June 30, 2001 was $4,351. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.


                 RISK FACTORS, WHICH MAY AFFECT FUTURE RESULTS

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

NEED FOR ADDITIONAL CAPITAL

     The Company's cash on hand as of June 30, 2001 was $4,351, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A a Panamanian company, one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

TRANSACTIONS WITH AFFILIATES

     The Company has been a party to certain transactions with related persons and affiliates. The Company believes that all such transactions were in its best interests and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and each transaction was approved by disinterested and independent members of the Board of Directors. However, such agreements were not always reached as the result of arms-length negotiations. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000, and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $0.43 per share for the first 1,000,000 shares, $0.50 per share for the second 1,000,000 shares, and $0.75 per share for the final 1,000,000 shares. The Company had been meeting its liquidity needs through loans from ATI until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. The loan balance as of December 31, 2000 was $ 428,311. The Company accrues 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants. Smith Technology Development, LLC during 1999 through a bankruptcy purchase agreement, acquired the note, stock and warrants. Subsequently, during 2000, the note, stock and warrants were transferred in a sale Grupo Dynastia S. A., a Panamanian company. There is no assurance that Grupo Dynastia S. A. or subsequent owners of the notes and warrants will continue to fund the Company or that exercise of the warrants will enable the Company to repay such loans. On April 25, 2001, Grupo Dynastia, S.A. converted 3 million warrants to 3 million shares of OCTuS, Inc. restricted common stock with net proceeds to the Company of $60,000 applied to the outstanding notes due Grupo Dynastia, S.A. See notes and advances payable below. Should the Company be unable to obtain additional revenues, and/or raise additional capital, it could be forced to cease business activities altogether.

                                    -  8 -
===============================================================================

NOTES AND ADVANCES PAYABLE

     From September 2000 through December 2000, Grupo Dynastia S. A. advanced $32,168 to the company secured by notes bearing interest at the rate of 10% per annum. From January 2001 through June 2001, Grupo Dynastia S.A advanced another $33,000 to the Company secured by notes bearing interest at the rate of 10% per annum. See also transactions with affiliates above.

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

NOTES AND ADVANCES PAYABLE

     From September 2000 through December 2000, Grupo Dynastia S. A. advanced $32,168 to the company secured by notes bearing interest at the rate of 10% per annum. From January 2001 through June 2001, Grupo Dynastia S.A advanced another $33,000 to the Company secured by notes bearing interest at the rate of 10% per annum.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the second quarter of the fiscal year covered by this report.


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


                                       OCTuS, INC.


Date:  ______________                  /s/  John C. Belden
                                       ----------------------------
                                            President & CEO /
                                            Chief Financial Officer

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