Form 10QSB
period 2001-09-30
OCTUS INC
filed 2001-11-14
CIK 891462

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 2001

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

                             13161 Sundance Ave.,
                           San Diego, CA 92129-2459
             ----------------------------------------------------
                   (Address of principal executive offices)

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
                               Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

November 12, 2001     Common Stock, no par value            7,223,390
(Date)                (Class)                           (Number of Shares)

                      Series C Preferred Stock                250,000
                      (Class)                           (Number of Shares)

Transitional Small Business Disclosure Format (check one):
                               Yes [ ]   No [X]


===============================================================================

                                 OCTuS, INC.
                                 FORM 10-QSB
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                    INDEX

                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Balance Sheets at September 30, 2001 . . . . . . . .  3
                   December 31, 2000

                   Statements of Operations for the three . . . . . . .  4
                   months ended September 30, 2001 and 2000

                   Statements of Operations for the nine  . . . . . . .  5
                   months ended September 30, 2001 and 2000

                   Statements of Cash Flows for the nine  . . . . . . .  6
                   months ended September 30, 2001 and 2000

                   Notes to Financial Statements  . . . . . . . . . . .  7

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . .  8


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                                    -  2 -
===============================================================================

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

OCTuS, INC.

BALANCE SHEETS

                                                 September 30,    December 31,
                                                     2001             2000
                                                  (Unaudited)
                                                  -----------      -----------
                     ASSETS

CURRENT ASSETS
     Cash                                         $         0      $       172
                                                  -----------      -----------
          TOTAL CURRENT ASSETS                    $         0      $       172
                                                  -----------      -----------

PROPERTY AND EQUIPMENT, Net                                 0                0
                                                  -----------      -----------
                                                  $         0      $       172
                                                  ===========      ===========


    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                             $    32,022      $    21,290
     Accrued liabilities                                6,168            6,503
     Loan Payable - related party                       8,839                0
     Accrued interest - related party                 173,671          141,741
     Promissory note- related party                   428,311          460,479
                                                  -----------      -----------
          TOTAL CURRENT LIABILITIES                   649,011          630,013
                                                  -----------      -----------


SHAREHOLDERS' DEFICIENCY

     Preferred Stock - no par value
          authorized 2,000,000 shares issued
          and outstanding 250,000 shares              151,000          151,000

     Common Stock - no par value;
          authorized 100,000,000 shares,
          issued and outstanding 7,223,390         22,026,577       21,966,577
     Paid-in-capital                                   51,316           51,316
     Accumulated deficit                          (22,877,904)     (22,798,734)
                                                  -----------      -----------
          TOTAL SHAREHOLDERS' DEFICIENCY             (649,011)        (629,841)
                                                  -----------      -----------
                                                  $         0      $       172
                                                  ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  3 -
===============================================================================

OCTuS, INC.

STATEMENTS OF OPERATIONS
(unaudited)

                                       For the three months ended September 30,
                                                 2001            2000
                                              ----------      ----------
REVENUES
     Net sales                                $        0      $        0
                                              ----------      ----------
          TOTAL REVENUES                               0               0
                                              ----------      ----------

COSTS AND EXPENSES
     Cost of sales                                     0               0
     Selling, general and administrative          12,516           5,297
     Interest                                     10,865          10,793
                                              ----------      ----------
          TOTAL COSTS AND EXPENSES                23,381          16,090
                                              ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                (23,381)        (16,090)

INCOME TAX (BENEFIT)                                   0               0
                                              ----------      ----------
LOSS BEFORE EXTRAORDINARY GAIN                   (23,381)        (16,090)

EXTRA ORDINARY GAIN FROM FORGIVENESS OF DEBT,
     NET OF TAX                                        0          48,293
                                              ----------      ----------
NET INCOME (LOSS)                             $  (23,381)     $   32,203

PREFERRED DIVIDENDS                                2,250               0
                                              ----------      ----------
NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS   $  (25,631)     $  (16,090)
                                              ==========      ==========

PRIMARY EARNING (LOSS) PER COMMON SHARE:
     NET INCOME (LOSS)                        $     .00       $    (.00)
                                              ==========      ==========
     EXTRAORDINARY GAIN                       $     .00       $     .01
                                              ==========      ==========

PER SHARE INFORMATION -
     BASIC AND FULLY DILUTED
WEIGHTED AVERAGE SHARES OUTSTANDING            7,223,390       4,223,390
                                              ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  4 -
===============================================================================

OCTuS, INC.

STATEMENTS OF OPERATIONS
(unaudited)

                                       For the nine months ended September 30,
                                                 2001            2000
                                              ----------      ----------
REVENUES
     Net sales                                $        0      $        0
                                              ----------      ----------
          TOTAL REVENUES                               0               0
                                              ----------      ----------

COSTS AND EXPENSES
     Cost of sales                                     0               0
     Selling, general and administrative          45,069           8,675
     Interest                                     34,101          32,018
                                              ----------      ----------
          TOTAL COSTS AND EXPENSES                79,170          40,693
                                              ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                (79,170)        (40,693)

INCOME TAX (BENEFIT)                                   0               0
                                              ----------      ----------
LOSS BEFORE EXTRAORDINARY GAIN                   (79,170)        (40,693)

EXTRA ORDINARY GAIN FROM FORGIVENESS OF DEBT,
     NET OF TAX                                        0          48,293
                                              ----------      ----------
NET INCOME (LOSS)                             $  (79,170)     $    7,600

PREFERRED DIVIDENDS                                6,750               0
                                              ----------      ----------
NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS   $  (85,920)     $   40,693
                                              ==========      ==========

PRIMARY EARNING (LOSS) PER COMMON SHARE:
     NET INCOME (LOSS)                        $    (.01)      $    (.00)
                                              ==========      ==========
     EXTRAORDINARY GAIN                       $     .00       $     .01
                                              ==========      ==========

PER SHARE INFORMATION -
     BASIC AND FULLY DILUTED
WEIGHTED AVERAGE SHARES OUTSTANDING            5,970,643       4,223,390
                                              ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                            -  5 -
===============================================================================

OCTuS, INC.

STATEMENTS OF CASH FLOWS
(unaudited)


                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                 2001            2000
                                              ----------      ----------
OPERATING ACTIVITIES
Net cash (used in) operating activities       $  (34,672)     $  (22,198)
                                              ----------      ----------

INVESTING ACTIVITIES
Net cash (used in) investing activities             -               -
                                              ----------      ----------

FINANCING ACTIVITIES
Proceeds from notes payable - related party       34,500          28,468
                                              ----------      ----------
Net cash provided by financing activities         34,500          28,468
                                              ----------      ----------
Net increase (decrease) in cash                     (172)          6,270

CASH AT BEGINNING OF YEAR                            172               5
                                              ----------      ----------

CASH AT END OF PERIOD                         $     -         $    6,275
                                              ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest                                      $     -         $     -
                                              ==========      ==========
Income taxes                                  $     -         $     -
                                              ==========      ==========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
NON-CASH FINANCING AND INVESTING ACTIVITIES
Warrants exercised into common stock for
write off of notes payable                    $   60,000      $     -
                                              ==========      ==========

The accompanying notes are an integral part of these financial statements.

                                    -  6 -
===============================================================================

                                  OCTuS, INC.

                   NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2000, including notes thereto, included in the Company's Form 10-KSB.

NOTE 2.  EARNINGS PER SHARE

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

NOTE 3.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2001, the following unsecured promissory notes were issued to the Company by a related party:

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

Interest expense on related party notes outstanding for the nine months ended, September 30, 2001 was $34,101.

During the nine months ended September 30, 2001, a related party advanced the Company $9,500 for operations. No terms have been determined on the receipt and repayment of these funds.

During the nine months ended September 30, 2001, the Company incurred $31,500 of consulting expense related to an employment agreement with the President of the Company in which he will provide monthly consulting services at a monthly rate of $3,500. As of September 30, 2001, $23,500, was unpaid and included in accounts payable.

                                    -  7 -
===============================================================================

NOTE 4.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The Company has a working capital and shareholders' deficiency of $649,011 and an accumulated deficit of $22,877,904 as of September 30, 2001. The Company has liabilities totaling $649,011 and cash of $-0- as of September 30, 2001.
At present the Company has no product or technology to provide for the continued viability and operations of the Company. Furthermore, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.
Should management be unable to obtain additional capital to acquire a technology or product, it could be forced to cease the Company's business activities altogether and liquidate the Company's net assets. Additionally, there is no assurance the Company will not require additional capital resources in order to become operational. There is no assurance that the Company will have the ability to continue as a going concern.


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

     This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended September 30, 2001. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2000 will provide additional information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     NET SALES.  There were no net sales for the three months ended
September 30, 2001, which represented no change, from the same period in 2000. Because the Company currently is without a product there are no sales or even prospects of products sales in the near future.

     SELLING, GENERAL AND ADMINISTRATIVE. The Company recorded $12,516 for selling, general and administrative expenses for the three months ended September 30, 2001, an increase of $7,219 from the same period in 2000.
The company has been engaged in marketing licenses for the Company's technologies and consulting with third parties regarding computer telephony businesses and market opportunities.

     NET LOSS. Net loss for the three months ended September 30, 2001 was $23,381as compared to a $32,203 profit for the same period in 2000 as the result of an extraordinary gain.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     NET SALES.  There were no net sales for the nine months ended
September 30, 2001, which represented no change, from the same period in 2000. Because the Company currently is without a product there are no sales or even prospects of sales in the near future.

     SELLING, GENERAL AND ADMINISTRATIVE. The Company recorded $45,069 for selling, general and administrative expenses for the nine months ended September 30, 2001, an increase of $36,394 from the same period in 2000. The Company is operating at a bare minimum level; at this point there are no employees and no sales efforts due to the lack of a product.

     NET LOSS. Net loss for the nine months ended September 30, 2001 was $79,170, as compared to a $7,600 profit for the same period in 2000.

                                    -  8 -
===============================================================================

     LIQUIDITY AND CAPITAL RESOURCES.  For the nine months ended
September 30, 2001, the Company posted a net loss of $79,170. Cash on hand on September 30, 2001 was $-0-. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 3,000,000 shares of the Company's Common Stock at an initial exercise price of $0.43 per share. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.


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

NEED FOR ADDITIONAL CAPITAL

     The Company's cash on hand as of September 30, 2001 was $-0-, which is inadequate to meet the Company's budgeted operating requirements.
Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A a Panamanian company, one of the Company's principal shareholders, it should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

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

                                    -  9 -
===============================================================================

NOTES AND ADVANCES PAYABLE

     From September 2000 through December 2000, Grupo Dynastia S. A. advanced $32,168 to the company secured by notes bearing interest at the rate of 10% per annum. From January 2001 through September 2001, Grupo Dynastia S.A advanced another $34,500 to the Company secured by notes bearing interest at the rate of 10% per annum. See also transactions with affiliates above.

TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF STOCK PRICE

     In January 1993, the Company completed an initial public offering of 2,000,000 Units, each unit comprised of one share of Common Stock and one Common Stock Purchase Warrant. These securities were quoted on the Nasdaq SmallCap Market until February 1, 1995, at which time they were delisted due to the Company's inability to meet that market's minimum capital and surplus requirements. The securities now trade on the OTC Bulletin Board which is generally considered to be less efficient markets. While the Company intends to reapply for listing on the Nasdaq SmallCap Market if conditions are favorable for it to do so, there can be no assurance that the Company's securities will be accepted by the Nasdaq SmallCap Market upon application by the Company for relisting.

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

                                    - 10 -
===============================================================================

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

NOTES AND ADVANCES PAYABLE

         From September 2000 through December 2000, Grupo Dynastia S. A. advanced $32,168 to the company secured by notes bearing interest at the rate of 10% per annum. From January 2001 through September 2001, Grupo Dynastia S.A advanced another $34,500 to the Company secured by notes bearing interest at the rate of 10% per annum.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the second quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         In February 2001 the Company changed accountants and filed a Form 8-K for this event in February 2001. There were no disagreements with the former accountants regarding accounting principles or reporting.

                                    - 11 -
===============================================================================

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                       OCTuS, INC.


Date:  November 13, 2001               /s/  John C. Belden
                                       ----------------------------
                                            John C. Belden
                                            President & CEO /
                                            Chief Financial Officer

                                    - 12 -
===============================================================================