Form 10KSB
period 2001-12-31
OCTUS INC
filed 2002-04-12
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Fiscal Year Ended:                   Commission File Number:
    --------------------------                   -----------------------
        December 31, 2001                                0-21092

                                 OCTuS, INC.
         -----------------------------------------------------------
         (Name Of Small Business Issuer As Specified In Its Charter)

            California                                  33-0013439
    --------------------------                  --------------------------
 (State Or Other Jurisdiction Of                     (I.R.S. Employer
  Incorporation Or Organization)                    Identification No.)

                            13161 Sundance Avenue
                             San Diego, CA 92129
         -----------------------------------------------------------
                   (Address Of Principal Executive Offices)

               Issuer's telephone number, including area code:
         -----------------------------------------------------------
                                 858-922-1219

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

The aggregate market value of the voting stock held by nonaffiliates of the
Issuer:  $ 25,000 as of March 29, 2002.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:

        Class:                             Common Stock, No Par Value
        Outstanding at December 31, 2001:  361,170 shares
        Class:                             Series C Preferred
        Outstanding at December 31, 2001:  250,000 shares

Documents Incorporated by Reference:  None.

===============================================================================

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

     INTRODUCTION

     OCTuS, Inc. (the "Company" or "OCTuS") was incorporated in October 1983 under the laws of the State of California. In December 1991, in connection with its shift in focus from the laser printer to the computer-telephone integration market, the Company's name was changed from Office Automation Systems, Inc. to OCTuS, Inc. In January 1993, the Company completed an initial public offering of 100,000 units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock. The Company's Common Stock (OCTS), Warrants (OCTSW) and Units (OCTSU) has traded on the OTC Bulletin Board until February of 2000 when it started trading on pink sheets.

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

     Although the Company received $65,000 from Ascom as payment for the required modifications to the standard OCTuS PTA program, on March 10, 1998, Ascom terminated the Company's contract. The loss of this contract, the Company's only contract for the OCTuS PTA software, seriously impaired the ability of the company to sustain operations, and forced the Company to seek alternative business opportunities. As of this date, the Company is actively seeking such alternative business opportunities, which may include acquisition of other software products, or acquisition of some other technology. Although the Company is seeking such opportunities, it is unlikely that the Company will be able to consummate any such transaction, which would generate sufficient revenues to sustain the Company's operations. Additional capital will likely have to come from issuing additional equity interest, which cannot happen without dramatically diluting the existing equity ownership of the Company's Common stockholders.

     EMPLOYEES

     The Company did not add to its workforce during the year ended December 31, 2001; as of August 30, 2000, the Company's, President
John C. Belden, who is based at the Company's San Diego, California headquarters, is retained on a consulting basis through December 31, 2002.


ITEM 1a.  FACTORS THAT MAY AFFECT FUTURE RESULTS.

     HISTORY OF OPERATING LOSSES

     For the calendar year ended December 31, 2001, the Company recorded a loss of $115,066. For the calendar year ended December 31 2000, the Company recorded a loss of $ 46,385.

     At December 31, 2001, the Company had no tangible assets, no working capital, an accumulated deficit of $ 22,913,800 and a shareholders' deficit of $ 684,907. With both the Cintech and the Ascom transactions terminated, and considering that the Company at this time has no product available for sale, the Company will continue to generate significant losses. Unless the Company acquires a new technology or product it is unlikely that the Company will be profitable in the future.

     NEED FOR ADDITIONAL CAPITAL

     The Company's cash on hand as of March 15, 2002 was $-0-, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A, a Panamanian company, one of the Company's principal shareholders. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

     RESTRUCTURING OF OPERATIONS

     The Company underwent substantial restructuring in 1994 and 1995, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce from 46 employees (as of March 31, 1994) to one employee (as of December 31, 2000) as well as relocation of its headquarters to another facility with lower operating costs. In addition, Ray M. Healy became the Company's President and Chief Executive Officer in November 1994. However, Mr. Healy resigned as the Company's President and Chief Executive Officer on May 31, 1995 in order to pursue other opportunities and Mr. Belden was re-appointed to that position. Mr. Belden is the sole remaining executive officer of the Company. Mr. Donald O. Aldridge, a director of the Company since June 1995, was appointed Chairman of the Board of the Company in October 1995. In June 1996, the Company sold to ATI 250,000 shares of Series C Preferred Stock (which votes with the Company's Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 150,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $8.60 per share for the first 50,000 shares, $10.00 per share for the second 50,000 shares, and $15.00 per share for the final 50,000 shares. In August of 2000, Ownership of the warrants and Preferred C Shares were transferred to Grupo Dynastia S.A. a Panamanian company. Mr. Aldridge resigned from the board in October 1998 and was replaced by Mr. Ronald A. Newcomb in December 1998 who has served as Chairman of the Board since until December 29, 2001 at which time he did not stand for re-election and was replaced on the Board of Directors by Bradley W. Nemeth. Mr. Belden was appointed to serve as Chairman and President.

     Although this restructuring effected a major reduction in the Company's operating expenses, the Company's cash on hand continues to be insufficient to meet its present operating expenses. Without a substantial infusion of capital or generation of revenue, the Company will be required to cease its business operations altogether.

     TRANSACTIONS WITH AFFILIATES

     The Company has been a party to certain transactions with related persons and affiliates. The Company believes that all such transactions were in its best interests and on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and each transaction was approved by disinterested and independent members of the Board of Directors. However, such agreements were not always reached as the result of arms-length negotiations. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000, and issued warrants to purchase up to an additional 150,000 shares of the Company's Common Stock at an exercise price according to the following schedule: $8.60 per share for the first 50,000 shares, $10.00 per share for the second 50,000 shares, and $15.00 per share for the final 50,000 shares.

     The Company had been meeting its liquidity needs through loans from ATI until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. The loan balance as of December 31, 2001 was $ 438,950. The Company accrues 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants. Smith Technology Development, LLC during 1999 through a bankruptcy purchase agreement, acquired the note, stock and warrants. Subsequently, during 2000, the note, stock and warrants were transferred in a sale
Grupo Dynastia S. A., a Panamanian company. There is no assurance that Grupo Dynastia S. A. or subsequent owners of the notes and warrants will continue to fund the Company or that exercise of the warrants will enable the Company to repay such loans. Should the Company be unable to obtain additional revenues, and/or raise additional capital, it could be forced to cease business activities altogether. On April 25, 2001, the affiliate negotiated a lower exercise price of $0.40 per share, and 150,000 options were exercised in lieu of a note payable and accrued interest totaling $60,000.

     NOTES AND ADVANCES PAYABLE

     From September 2000 through December 2000, Grupo Dynastia S. A. advanced $32,168 to the company secured by notes bearing interest at the rate of 10% per annum. From January 2001 through March 2001, Grupo Dynastia S.A advanced another $25,000 to the Company secured by notes bearing interest at the rate of 10% per annum. On April 25, 2001, Grupo Dynastia, S.A. converted 150,000 warrants to 150,000 shares of OCTuS, Inc. restricted common stock in exchange for reducing the outstanding notes due Grupo Dynastia, S.A. by $60,000.
Should the Company be unable to obtain additional revenues, and/or raise additional capital, it could be forced to cease business activities altogether. From September 2000 through December 2000, Grupo Dynastia S. A. advanced $32,168 to the company secured by notes bearing interest at the rate of 10% per annum. From January 2001 through December 2001, Grupo Dynastia S.A advanced another $34,500 to the Company secured by notes bearing interest at the rate of 10% per annum.

     TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF STOCK PRICE

     In January 1993, the Company completed an initial public offering of 100,000 Units, each unit comprised of one share of Common Stock and one Common Stock Purchase Warrant. These securities were quoted on the Nasdaq SmallCap Market until February 1, 1995, at which time they were delisted due to the Company's inability to meet that market's minimum capital and surplus requirements. The securities now trade on the Over-The-Counter Bulletin Board, maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets. While the Company intends to reapply for listing on the Nasdaq SmallCap Market if conditions are favorable for it to do so, there can be no assurance that the Company's securities will be accepted by the Nasdaq SmallCap Market upon application by the Company for relisting.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

     Since November 1999 the company used only floor space in the office of its sole officer, John Belden at 600"B" Street 18th Floor San Diego, CA.
Since July 1, 2001, the company's offices are located in Mr. Belden's office at 13161 Sundance Avenue, San Diego, CA 92129. The Company pays no rent, which would be negligible, for the use of this space.

     The Company does not maintain any other leases for office space and owns no real property.


ITEM 3.  LEGAL PROCEEDINGS.

     On February 15, 2002, a Complaint was filed against the Company. The Complaint alleges that the Company is in default on two promissory notes, one dated April 14, 1998, and the other dated September 27, 2000 (the "Notes"), totaling $426,511, plus accrued interest in the sum of $184,214. Based on an opinion of counsel, the Company expects to settle the matter.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following matters were approved by security holders at the shareholders' meeting held in San Diego, CA on December 29,2001:

     1. Election of the following directors for the ensuing year to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.

          John C. Belden
          Robert A. Freeman
          Bradley W. Nemeth

     2. Approved an amendment to the Articles of Incorporation effecting a one for twenty (1:20) reverse stock split of the Common Stock.

     3.   Approved the Company's audit firm Stark Winter Schenkein & Co., LLP

     4. Approved the change the state of the Company's incorporation and domicile from California to Nevada.


                                   PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, Units and Warrants were quoted on the Nasdaq Small-Cap Market under the symbols OCTS, OCTSU and OCTSW, respectively, upon completion of the Company's initial public offering on January 15, 1993 until February 1, 1995. On February 1, 1995, the Company's securities were delisted from the Nasdaq Small-Cap Market due to the Company's inability to meet that market's minimum capital and surplus requirements. Since February 1, 1995, the Company's securities have been traded on the OTC Bulletin Board. The Company's securities now trade on the "pink sheets"

     Set forth below are the ranges of high and low bid prices for the Common Stock as reported by Nasdaq from March 31, 1999, through March 31, 2002. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.

                                 COMMON STOCK
                       QUARTER ENDED        HIGH         LOW
                   March 31, 1999 (1)       1/8         1/32
                   June 30, 1999 (1)         .06         .03
                   September 30, 1999 (1)    .05         .03
                   December 31, 1999 (1)     .04         .03
                   March 31, 2000 (1)        .05         .03
                   June 30, 2000 (1)         .02         .01
                   September 30, 2000 (1)    .01         .005
                   December 31, 2000 (1)     .005        .005
                   March 31, 2001 (1)        .005        .005
                   June 30, 2001 (1)         .005        .005
                   September 30, 2001 (1)    .005        .005
                   December 31, 2001 (2)     .01         .005
                   March 25, 2002 (2)        .01         .005
                   -----------------------
                   (1)  OTC "Pink Sheets"
                   (2)  OTC Bulletin Board

     On March 25,2002 the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.005 per share.

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

     As of March 15, 2002, there were approximately 975 holders of the Company's Common Stock, and one holder of the Company's Series C Preferred Stock, the Company's only outstanding classes of securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information should be read in conjunction with the audited financial statements and notes thereto which begin on page F-1 of this report for the years ended December 31, 2001 and 2002, respectively.

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

     In March 1995, the Company engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. Since that time, the Company has focused its efforts on the licensing of its OCTuS PTA technology to third parties for incorporation by such parties into their own respective product lines. Although several companies have expressed interest in licensing the Company's technology, no significant licensing arrangements have been entered into to date, nor can there be any assurance that the revenue from any such licensing agreements will be sufficient to sustain the Company's operations. In such case, the Company will be required to curtail business altogether. In March of 1997, Cintech elect not to renew its agreement with the Company, thereby leaving the Company with no current means of distribution of its products. See Part I, "Description of Business," "--OCTuS PTA",

     The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 2001 and December 31, 2000.

     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     ROYALTY AND TECHNOLOGY INCOME. There was no royalty income for the fiscal year ending December 31, 2001, which represented no change from the same period in 2000.

     INTEREST INCOME. There was no interest income for the fiscal year ending December 31, 2001, which represented no change from the same period in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for calendar year 2001 increased $ 36,908, from $ 32,782 in the fiscal year ending December 31, 2000 to $69,690 in the fiscal year ending December 31, 2001. The increase resulted from efforts to bring the company current with its financial reporting and consulting fees paid to the President of the Company.

     RESEARCH AND DEVELOPMENT. There were no research and development expenses for the fiscal years ending December 31, 2001 and 2000.

     EXTRAORDINARY ITEM. The Company had defaulted on $29,210 due to a finance company. The Company has determined that the period for collection on this debt has expired and as a result, the Company has written off the debt and recognized an extraordinary gain of $29,210 in 2000.

     NET LOSS/GAIN. The Company experienced a net loss of $ 115,066 for the fiscal year ended December 31, 2001. This reflects an increased loss of $ 68,681 over the loss of $ 46,385 for the fiscal year ended
December 31, 2000.

     LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS

     As of December 31, 2001the Company had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2008. Additionally, the Company has federal and state net operating loss carry forwards, expiring through 2015. Because of a substantial change in the Company's ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to the Company's initial public offering.

     LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2001 the Company incurred a net loss of $ 115,066. Cash on hand as of December 31, 2001was $ -0-. Management believes that without an influx of significant new funds, the Company will not be able to sustain its operations through the rest of 2002. Although the Company has actively been pursuing new investment, there can be no assurance that any new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) for $151,000 and issued warrants to purchase up to an additional 150,000 shares of the Company's Common Stock at an exercise price ranging from $8.60 to $15.00 which were subsequently reduced to $0.40 per share. The Company had met its liquidity needs through loans from ATI until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. During 1999, Smith Technology Development, LLC acquired the note, stock and warrants through a bankruptcy purchase agreement. Subsequently, during 2000, the note, stock and warrants were transferred in a sale to Grupo Dynastia S. A., a Panamanian company. The loan balance as of December 31, 2001 was $ 428,311. The Company accrues 10.0% simple interest on such loan and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants. There is no assurance that Grupo Dynastia S.A. or subsequent owners of the notes and warrants will continue to fund the Company or that exercise of the warrants will enable the Company to repay such loans. Should the Company be unable to obtain additional revenues, which is likely, and/or raise additional capital, it could be forced to cease business activities altogether. See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."


ITEM 7.  FINANCIAL STATEMENTS.

     The full text of the Company's audited financial statements for the fiscal year ended December 31, 2001 begins on page F-1 of this Report.


ITEM 8.  ACCOUNTING AND FINANCIAL DISCLOSURE.

     In April 1999 the Company changed accountants. The Company has been delinquent on its SEC filings and filed a Form 8-K for this event in November 2000. There were no disagreements with the former accountants regarding accounting principles or reporting. In February 2001, the company again changed accountants and filed a Form 8-K for this event in February 2001. There were no disagreements with the former accountants regarding accounting principles or reporting.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years ending
December 31, 2001 and 2000, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to
Mr. Belden, who served as Chief Executive Officer of the Company. No other officers were employed by the Company in 2000 or 2001 that earned over
$100,000 in annual salary and bonuses (the "named executive officers").
                                                            LONG-TERM COMPENSATION
                                                            -----------------------
                                 ANNUAL COMPENSATION                AWARDS
                            -----------------------------   -----------------------
                                                OTHER       RESTRICTED   SECURITIES
      NAME AND                                  ANNUAL        STOCK      UNDERLYING    ALL OTHER
PRINCIPAL POSITION   YEAR   SALARY   BONUS   COMPENSATION     AWARDS      OPTIONS     COMPENSATION
------------------   ----   ------   -----   ------------   ----------   ----------   ------------
John C. Belden       2001   42,000     0          0             0             0           0
  President & CEO    2000    7,000     0          0             0             0           0

STOCK OPTION GRANTS TABLE

     The following table provides information concerning the grant of stock options to the named executive officers of the Company during fiscal 2001 and 2000. The Company does not have any outstanding stock appreciation rights.
                                % OF TOTAL
                   NUMBER OF      OPTIONS
                  SECURITIES    GRANTED TO
                  UNDERLYING     EMPLOYEES      EXERCISE
                    OPTIONS         IN          OR BASE      EXPIRATION
 NAME             GRANTED (#)   FISCAL YEAR   PRICE ($/SH)      DATE
------   ------   -----------   -----------   ------------   ----------
 None     2001         0             0             N/A           N/A
 None     2000         0             0             N/A           N/A

      OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table provides information with respect to the named executive officers, concerning the exercise of stock options during fiscal 2001 and 2000 and unexercised options held as of the end of fiscal 2001 and 2000.
                                                NUMBER OF
                                                SECURITIES       VALUE OF
                                                UNDERLYING     UNEXERCISED
                                               UNEXERCISED     IN-THE-MONEY
                         SHARES                 OPTIONS AT      OPTIONS AT
                        ACQUIRED                FY-END(#)       FY-END($)
                           ON       VALUE     --------------   ------------
                        EXERCISE   REALIZED    EXERCISABLE/    EXERCISABLE/
     NAME                 (#)        ($)      UNEXERCISABLE   UNEXERCISABLE
--------------   ----   --------   --------   --------------   -------------
John C. Belden   2001      0          0           19,490           0/0
                 2000      0          0           19,490           0/0

     EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT

     Effective July 17, 1996, the Board of Directors authorized and approved a two year Employment Agreement for its Chief Executive Officer, John Belden. Mr. Belden has continued to served as the Chief Executive Officer on an at will basis after his employment agreement ended on July 17, 1998. The Company accrued wages for Mr. Belden through the end of 1998. In January 1999 the Company's activities had subsided and Mr. Belden found other full time employment, therefore the Company stopped accruing wages at that time.
In total the Company owed Mr. Belden $48,604 at December 31, 1998, the amount was still owed at December 31, 1999. In August 2000 Mr. Belden converted the accrued wages into paid-in capital.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Voting Stock as of March 15 2002, by
(i) each of the Company's named executive officers and directors;
(ii) the Company's named executive officers and directors as a group; and
(iii) shareholders known by the Company to beneficially own more than 5% of any class of the Company's voting securities. For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., 13161 Sundance Avenue San Diego, CA 92129.

                                            NUMBER OF
                             NUMBER OF       SERIES C
                               COMMON       PREFERRED
                               SHARES         SHARES
                            BENEFICIALLY   BENEFICIALLY
NAME                           OWNED          OWNED               PERCENT OF CLASS
----------------------      ------------   ------------   --------------------------------
OFFICERS AND DIRECTORS
Bradley W. Nemeth (1)
Director                        1,250                       0.59% of Common Stock, if issued

John C. Belden (1)
President & CEO, Director      19,490                       5.4% of Common Stock, if issued

Robert A. Freeman (1)           1,250                       0.59% of Common Stock, if issued

Grupo Dynastia S.A. (3)(5)    150,000        250,000       41.53% of Common Stock, if issued
                                                          100% of Preferred Stock issued
                                                           65.4% of Voting Stock

EXECUTIVE OFFICERS AND
   DIRECTORS AS A GROUP
   (3 persons)(1)              21,990                       6.6% of Common Stock, if issued

_________
(1) Includes the following shares issuable upon exercise of stock options which are exercisable within 60 days from: Mr. Belden, 19,490;
     Mr. Freeman, 1,250 and Mr. Nemeth, 1,250
(2)  Mr. Nemeth's address is 9645 Granet Suite 225 San Diego, CA  92123
(2)  Mr. Freeman's address is. 3525 Del Mar Heights Road #344 San Diego,
     CA 92130-2122
(3) Formerly owned by Advanced Technologies International, Ltd. ("ATI") and reported in a Schedule 13D filed on July 12, 1996 by ATI. Taken over by Smith Technologies International, Ltd. their address is 9265 Dowdy Drive, Suite 107, San Diego, CA 92126. Warrants to purchase 150,000 shares of Common Stock at prices ranging from $.43 to $.75 per share. Warrants are not calculated into any percentages. Sold to Grupo Dynastia S. A in August 2000.
(4) Preferred C shares have 10:1 voting rights and are therefore calculated by the rights, not the number of shares.
(5) The address of Grupo Dynastia S. A. is Apartado Postal 55-0295, Patilla Panama City, Republic de Panama

                              CHANGE IN CONTROL

     In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred Stock for $151,000 and issued warrants to purchase up to an additional 150,000 shares of the Company's Common Stock. While voting power was disbursed among the Company's shareholders prior to the ATI transaction, ATI controlled 56.6% of the voting power (assuming exercise by ATI of the warrant) of the Company's Voting Stock. ATI declared Bankruptcy in 1999 and the Preferred Stock and warrants were subsequently purchased by a foreign entity in September 2000.

                        INFORMATION REGARDING DIRECTORS

     The information set forth below as to each Director has been furnished to the Company by the respective Director:

                                                            DIRECTOR
NAME                  PRESENT POSITION WITH THE COMPANY      SINCE     AGE
-----------------   -------------------------------------  ---------   ---
Bradley W. Nemeth   Director                                  2001      50
John C. Belden      President; Chief Executive Officer;       1989      72
                    Chief Financial Officer; and Director
Robert A. Freeman   Director; Assistant Secretary             1983      63

     Mr. Nemeth is a graduate of the United States Naval Academy (1970) and received a Juris Doctor Degree from University of San Diego School of Law
(1983) and admitted to practice in the State of California in the same year.
In 1991, he was awarded a Master of Taxation Degree (L.L.M.) from the University of San Diego, School of Law. Mr. Nemeth is a member of the law firm of Nemeth and Coffin, LLP, Chairman of the Board of Pacific Ship Repair and serves on the board of directors of Meridian Capital Partners, Inc. He is past president of the San Diego Council of the Navy League of the United States.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company had been meeting its needs for cash through loans from ATI. The loan balance had been increasing at approximately $15,000 per month until August 1998 when ATI ceased funding the Company. The Company accrues 10.0% simple interest on such loans and the loan is due within five (5) days of the Company's receiving sufficient funds from the exercise of warrants. ATI declared Bankruptcy in 1999 and the Note, Preferred Stock and warrants were subsequently purchased by a Grupo Dynastia S. A. during September 2000.
Since September 2000, Grupo Dynastia S. A has advanced the Company $10,639 earning 10 % per annum.


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

                                       OCTuS, INC.


Date:     March 25, 2002               /s/  John C. Belden
                                       -------------------
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 25, 2002

Signature                             Title                          Date
-----------------    ---------------------------------------    --------------

_________________    President (Principal Executive Officer,    March __, 2002
John C. Belden          Principal Financial & Accounting
                               Officer), Director

_________________                   Director                    March __, 2002
Bradley W. Nemeth
_________________                   Director                    March __, 2002
Robert A. Freeman



EXHIBIT INDEX

SEQUENTIALLY
  EXHIBIT                                                             NUMBERED
   NUMBER       DESCRIPTION NUMBERED                                    PAGE
------------    --------------------------------------------------    --------
    3.1         Amended and Restated Articles of Incorporation            +

    3.1.1       Certificate of Determination of Preferences of           ++
                Series C Preferred Stock of OCTuS, Inc.

    3.2         Amended Bylaws                                            !

    9           Irrevocable Proxy from Tokyo Electric Co., Ltd.           *
                (included in Exhibit 10.26.1)

   10.3         Sample Warrant                                            *

   10.4         Amended and Restated 1987 Nonstatutory Stock              +
                Option Plan

   10.5         Form of Stock Option Agreement, Non-Qualified             *
                Options, 1987 Plan

   10.6         Amended and Restated 1988 Nonstatutory Stock              *
                Option Plan

   10.7         Form of Stock Option Agreement, Non-Qualified             *
                Options, 1988 Plan

   10.8         Amended and Restated 1992 Key Executive Stock             *
                Purchase Plan

   10.9         Lease dated April 7, 1995 by and between Mistek         +++
                Investment Group and OCTuS, Inc. for
                8352 Clairemont Mesa Blvd., San Diego, CA 92111

   10.10        Standard Industrial Net Lease dated July 29, 1994        ++
                by and between Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes Canyon Road, Suite A,
                San Diego CA 92121

   10.11        Lease Surrender Agreement dated April 8, 1995           +++
                (as amended May 31, 1995), by and between Sorrento Corporate Center and OCTuS, Inc., for
                9944 Barnes Canyon Road, Suite A, San Diego,
                CA 92121

   10.12        Employment Agreement dated June 1, 1992 by and            #
                between OCTuS, Inc. and John C. Belden, as amended
                May 14, 1993 and February 16, 1995

   10.16        Form of Indemnification Agreements entered into by        *
                and between OCTuS, Inc. and its officers and directors

   10.17        401(k) Plan Document                                      *

   10.18        Form of Unit Certificate                                  *

   10.19        Directors 1993 Stock Option Plan                          +
                Form of Stock Option Agreement, Non-Qualified
                Options, 1993 Directors Stock Option Plan                **

   10.20        Warrant, Caledonian European Securities Ltd.,            **
                dated July 15, 1993

   10.21        Warrant, Neil Haverty, dated July 15, 1993               **

   10.22        Warrant, Maroon Bells Capital Partners, Inc.,            **
                dated July 15, 1993

   10.23        Promissory Note of Nolan K. Bushnell, dated as           **
                of February 8, 1993, payable to OCTuS, Inc.

   10.24        Stock Pledge Agreement by Nolan K. Bushnell in favor     **
                of OCTuS, Inc., dated February 8, 1993, as amended
                October 7, 1993

   10.25        Purchase and Sale Agreement dated September 14, 1993     **
                by and between OCTuS, Inc. and National Computer
                Systems, Inc.

   10.26        Letter Agreement dated January 26, 1995 by and            #
                between OCTuS, Inc. and National Computer Systems, Inc.

   10.27        Purchase and License Agreement dated March 7, 1995      +++
                by and between Cintech Tele-Management Systems, Inc.
                and OCTuS, Inc., as amended May 16, 1995

   10.28        Product Development and License Agreement dated           !
                September 5, 1995 by and between Ascom
                Telecommunications Limited and OCTuS, Inc.

   10.29        Promissory Note dated December 1, 1995 from               &
                OCTuS, Inc. to Maroon Bells Capital Partners, Inc.

   10.30        Stock and Warrant Purchase Agreement dated               ++
                June 24, 1996 by and between OCTuS, Inc. and
                Advanced Technologies International, Ltd.

   10.31        Warrant to Purchase Common Stock from OCTuS, Inc.        ++
                to Advanced Technologies International, Ltd. dated
                June 24, 1996

   10.32        Agreement dated as of August 8, 1996 relating to          &
                settlement of claims among OCTuS parties and RAS/TAG parties.

   11           Statements re: computation of (loss) earnings           +++
                per share and shares used in per share calculation

   16.1         Letter dated March 13, 1996 from Price Waterhouse         ~
                to the Securities and Exchange Commission

----------------
* Incorporated by reference from the Company's Form S-1, as amended, bearing the SEC registration number 33-51862, which was declared effective January 15, 1993.

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


===============================================================================


                                 OCTuS, Inc.

                         As of and for the Year Ended
                               December 31, 2001



===============================================================================

                                 OCTuS, Inc.

                              Table of Contents

                                                                        Page
Report of Independent Auditors                                          F-1

Consolidated Balance Sheet                                              F-2

Consolidated Statements of Operations                                   F-3

Consolidated Statement of Changes in Stockholders' (Deficit)            F-4

Consolidated Statements of Cash Flows                                   F-5

Notes to Consolidated Financial Statements                           F-6 - F-11


===============================================================================

                       STARK WINTER SCHENKEIN & CO., LLP



                        REPORT OF INDEPENDENT AUDITORS





Shareholders and Board of Directors
OCTuS, Inc.

We have audited the accompanying consolidated balance sheet of OCTuS, Inc.
as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years ended
December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurances about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 2001, and the results of its operations, and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
January 29, 2002 (March 26, 2002 as to Note 9)


                                      F-1
===============================================================================

                                 OCTuS, Inc.

                          CONSOLIDATED BALANCE SHEET

                                                             December 31,
                                                                 2001
                                                             ------------
                     ASSETS

CURRENT ASSETS
Total current assets                                         $       -
                                                             ============


    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $     22,431
  Accounts payable and accrued expenses - related parties         223,526
  Notes payable - related party                                   438,950
                                                             ------------
Total current liabilities                                         684,907

STOCKHOLDERS' (DEFICIT)
  3.6% cumulative preferred stock, no par value,
    2,000,000 shares authorized, 250,000 shares issued
    and outstanding                                               151,000
  Common stock, no par value, 100,000,000 shares
    authorized, 361,170 shares issued and outstanding          22,026,577
  Paid-in capital                                                  51,316
  Accumulated (deficit)                                       (22,913,800)
                                                             ------------
Total stockholders' (deficit)                                    (684,907)

                                                             $       -
                                                             ============

           The Notes to the Consolidated Financial Statements are an
                      integral part of these statements.

                                      F-2
===============================================================================

                                 OCTuS, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year ended December 31,
                                                       2001           2000
                                                   ------------   ------------
Revenues                                           $       -      $       -
                                                   ------------   ------------

General and administrative expenses                      69,690         32,782
                                                   ------------   ------------

(Loss) from operations                             $    (69,690)  $    (32,782)

Interest expense                                        (45,376)       (42,813)
                                                   ------------   ------------
Net (loss) before extraordinary item
  and income taxes                                 $   (115,066)  $    (75,595)

Extraordinary item
  Gain on forgiveness of debt, net of tax of $5,840        -            23,370
                                                   ------------   ------------

Net (loss) before income taxes                     $   (115,066)  $    (52,225)

Income taxes (benefit)                                     -            (5,840)
                                                   ------------   ------------

Net (loss)                                             (115,066)       (46,385)

Preferred dividends                                       9,000          9,000
                                                   ------------   ------------

Net (loss) available to common shareholders        $   (124,066)  $    (55,385)
                                                   ============   ============


PER SHARE INFORMATION - BASIC AND FULLY DILUTED

Weighted average shares outstanding                     361,170        211,170
                                                   ============   ============

(Loss) per common share:
  (Loss) from operations                           $     (0.29)   $     (0.32)
  Gain from extraordinary item                             -             0.10
                                                   ------------   ------------

Net (loss) per common share                        $     (0.32)   $     (0.22)
                                                   ============   ============

           The Notes to the Consolidated Financial Statements are an
                      integral part of these statements.

                                      F-3
===============================================================================

                                 OCTuS, Inc.

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

                                   Number of   Number of                                                          Total
                                   Preferred    Common     Preferred     Common      Paid-in   Accumulated    Shareholders'
                                    Shares      Shares       Stock        Stock      Capital    (Deficit)       (Deficit)
                                   ---------   ---------   ---------   -----------   -------   ------------   -------------
Balance, December 31, 1999           250,000     211,170     151,000    21,966,577      -       (22,752,349)     (634,772)

  Capital contribution                  -           -           -             -       51,316           -           51,316
  Net (loss) for the year ended
     December 31, 2000                  -           -           -             -         -           (46,385)      (46,385)
                                   ---------   ---------   ---------   -----------   -------   ------------     ---------
Balance, December 31, 2000           250,000     211,170   $ 151,000   $21,966,577   $51,316   $(22,798,734)    $(629,841)

  150,000 warrants exercised at
     $0.40 per share                    -        150,000        -           60,000      -              -           60,000
  Net (loss) for the year ended
     December 31, 2001                  -           -           -             -         -          (115,066)     (115,066)
                                   ---------   ---------   ---------   -----------   -------   ------------     ---------
Balance, December 31, 2001           250,000     361,170   $ 151,000   $22,026,577   $51,316   $(22,913,800)    $(684,907)
                                   =========   =========   =========   ===========   =======   ============     =========

           The Notes to the Consolidated Financial Statements are an
                      integral part of these statements.

                                      F-4
===============================================================================

                                 OCTuS, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended December 31,
                                                       2001           2000
                                                   ------------   ------------
OPERATING ACTIVITIES
Net (loss)                                         $   (115,066)  $    (46,385)
Adjustments to reconcile net (loss) to net cash
  flows from (used in) operating activities:
     Forgiveness of debt                                   -           (29,210)
Changes in:
     Accounts payable and accrued expenses               (5,362)          (519)
     Accounts payable and accrued expenses
       - related parties                                 83,956         42,813
                                                   ------------   ------------
Net cash (used in) operating activities                 (36,472)       (33,301)
                                                   ------------   ------------

INVESTING ACTIVITIES
Net cash (used in) investing activities                    -              -
                                                   ------------   ------------

FINANCING ACTIVITIES
Proceeds from notes payable - related party              36,300         33,468
                                                   ------------   ------------
Net cash provided by financing activities                36,300         33,468
                                                   ------------   ------------

Net increase (decrease) in cash                            (172)           167

CASH AT BEGINNING OF YEAR                                   172              5
                                                   ------------   ------------

CASH AT END OF YEAR                                $       -      $        172
                                                   ============   ============


SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash for paid for:
  Interest                                         $       -      $       -
                                                   ============   ============
  Income taxes                                     $       -      $       -
                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
  Conversion of accrued salary into
     contributed capital                           $       -      $     51,316
                                                   ============   ============
  Warrant exercised for 150,000 shares of
     common stock in lieu of payment of note
     payable and accrued interest of $60,000       $     60,000   $       -
                                                   ============   ============

           The Notes to the Consolidated Financial Statements are an
                      integral part of these statements.

                                      F-5
===============================================================================

                                 OCTuS, Inc.
                  Notes to Consolidated Financial Statements
                              December 31, 2001


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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

REVENUE RECOGNITION

Revenue is recognized when earned.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001.
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for payables because they are short term in nature and their carrying amounts approximate fair values.
Earnings (loss) per share

The Company follows Statement of Financial Accounting Standards ("SFAS")
No. 128, "Earnings Per Share." Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and is effective in the Company's fourth quarter of 2000. The implementation of SAB 101 did not have an impact on the Company's operating results.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001.
SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficiencies of $684,907 and an accumulated deficit of $22,913,800 as of December 31, 2001. The Company has generated recurring losses, aggregating $115,066 and $46,385 in 2001 and 2000, respectively.

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


NOTE 3 - INCOME TAXES

The Company has no income tax expense or benefit for all periods presented as the Company has incurred net operating losses since inception and has recognized valuation allowances for all deferred tax assets.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

          Federal statutory income tax rate      34.00 %
          State taxes, net of federal benefit     4.95 %
          Valuation allowance                   (38.95)%
                                                --------
                                                   -   %
                                                ========

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                                    2001
                                                ------------
          Deferred tax assets (liabilities)
            Net operating loss carry forward    $  7,791,000
            Less valuation allowance              (7,791,000)
                                                ------------
          Net deferred tax                      $       -
                                                ============

At December 31, 2001, the Company has a Federal net operating loss carry forward of approximately $22,900,000, which expires beginning in 2003 and a state net operating loss carry forward of approximately $423,000, which expires beginning in 2002.


NOTE 4 - STOCKHOLDERS' (DEFICIT)

COMMON STOCK

On January 15, 1993, the Company completed an offering of 100,000 units at the initial public offering price of $120.00 per unit. Each unit consisted of one share of Common Stock, no par value, and one common stock purchase warrant.

The Company's Common Stock, units and warrants were delisted from the NASDAQ Small-Cap Market as of February 1, 1995 due to the Company's inability to meet that markets minimum capital and surplus requirements, and were traded on the OTC Bulletin Board until February 2000. Since this date the Company's Common Stock has been trading on the National Quotation Bureau Pink Sheets.

As of December 31, 2001 the stock warrants had been fully exercised at $0.40 per share in lieu of payment of $60,000 of note payable and related interest.

PREFERRED STOCK

In July 1996 the Company issued 250,000 of its Series C Preferred Stock and one five-year stock purchase warrant for 3,000,000 shares of its common stock for $151,000.

The cumulative Series C Preferred Stock is senior in preference and priority with respect to the Company's Common Stock and any and all classes of the Company's Preferred Stock. The holder of the Series C Preferred Stock is entitled to receive cumulative dividends at the annual rate of $0.036 per share payable in cash when, and if declared by the Company's Board of Directors. Dividends accrue on a cumulative basis on each share of Series C Preferred Stock whether or not declared or paid. The holder of each share of Series C Preferred Stock shall be entitled to 10 votes per share and are entitled to vote on all matters before Common Stock shareholders.

Cumulative dividends unpaid on Series C Preferred Stock amounted to $49,685 at December 31, 2001. The Board of Directors has not formally declared a dividend on the Preferred Stock since issuance.

COMPENSATORY STOCK OPTION PLANS

The Company has a stock option plan and has reserved a total of 439,799 shares of common stock at December 31, 2001, for option grants to directors, officers, employees, consultants of the Company and any subsidiary or parent of the Company. Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant.

The Company accounts for stock-based compensation plans by applying APB Opinion #25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. No options have been granted during the years ended December 31, 2001 and 2000.

Transactions under all stock option plans are summarized as follows:

                                              Number of       Weighted Average
                                                Shares         Exercise Price
                                             ------------     ----------------
   Outstanding at December 31, 1999                21,990          $1.72
      Options granted                                -               -
      Options expired                                -               -
                                             ------------          -----
   Outstanding at December 31, 2000                21,990          $1.72
      Options granted                                -               -
      Options expired                                -               -
                                             ------------          -----
   Outstanding at December 31, 2001                21,990          $1.72
                                             ============          =====

                       Options Outstanding              Options Exercisable
               ------------------------------------    ----------------------
                              Weighted     Weighted                  Weighted
                               Average      Average                   Average
Range of         Number      Contractual   Exercise      Number      Exercise
Prices         Outstanding      Life        Price      Exercisable    Price
-----------    -----------   -----------   --------    -----------   -------
$ 3.69            9,490       10.0 years   $   3.69       9,490       $ 3.69
  0.25           11,250       10.0 year        0.25      11,250         0.25
  0.10            1,250       10.0             0.10       1,250         0.10
-----------    -----------   -----------   --------    -----------   -------
$ 0.10-3.69      21,990       10.0 years   $   1.72      21,990       $ 1.72

The Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments in accordance with the provisions of SFAS 123, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.


NOTE 5 - EMPLOYEE BENEFIT PLAN

The Company has instituted a retirement plan to provide employees with retirement benefits through a program of regular savings supplemented by Company contributions. The Company's funding policy is to make matching contributions in a range from 0% to 100% of employee contributions, pursuant to the plan, up to a maximum of 6% of a participant's gross earnings. The Company made no matching contributions to the plan for the years ended December 31, 2001 and 2000.


NOTE 6 - NOTES PAYABLE - RELATED PARTY

NOTES PAYABLE - RELATED PARTY CONSISTS OF THE FOLLOWING:

  * Unsecured promissory note, principal balance of $428,311, interest at 10%, interest and principal due within 5 days of the exercise of a stock purchase warrant, which was exercised during 2001.
     The promissory note is delinquent as of the date of the audit report.
  * Unsecured promissory note, principal balance of $10,639, interest at 10%. The promissory note is delinquent as of the date of the audit report.

Accrued interest related to these notes payable as of December 31, 2001 is $185,501.


NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2000, the President converted the accrued salary and vacation into contributed capital. As part of this agreement, the Company agreed to retain this individual as a consultant for six months, starting September 2000, at a monthly rate of $3,500. The Company extended the agreement through December 31, 2002. As of December 31, 2001 and 2000, the Company incurred $42,000 and $14,000 of consulting expenses related to this agreement, respectively, $33,055 which is still outstanding.

An officer advanced $1,800 to the Company to cover operating expenses. This amount is outstanding at December 31, 2001.

During the year ended December 31, 2001, a shareholder of the Company advanced $3,169 to the Company to cover operating expenses during the year. This amount is still outstanding as of December 31, 2001.


NOTE 8 - EXTRAORDINARY ITEM - FORGIVENESS OF DEBT

The Company had defaulted on $29,210 due to a finance company. The Company has determined that the period for collection on this debt has expired and as a result, the Company has written off the debt and recognized an extraordinary gain of $29,210 during the year ended December 31, 2000.


NOTE 9 - SUBSEQUENT EVENTS

The Board of Directors approved a 1:20 reverse stock split for all outstanding shares of the Company's Common Stock. The effective date for the reverse stock split is April 10, 2002. The reverse stock split will be treated retroactively for the purposes of financial statement presentation and all related items have been retroactively adjusted as necessary.

On February 15, 2002, a Complaint was filed against the Company. The Complaint alleges that the Company is in default on two promissory notes, one dated
April 14, 1998, and the other dated September 27, 2000 (the "Notes"), totaling $426,511, plus accrued interest in the sum of $184,214. Based on an opinion of counsel, the Company expects to settle the matter.