Form 10QSB
period 2002-03-31
OCTUS INC
filed 2002-05-13
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB


                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from to

                        Commission file number 0-21092

                                 OCTuS, INC.
         -----------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            California                                  33-0013439
    --------------------------                  --------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                            13161 Sundance Avenue
                           San Diego, CA 92129-2459
         -----------------------------------------------------------
                   (Address of principal executive offices)

                                 858-922-1219
         -----------------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  March 31, 2002        Common Stock, no par value            361,170
  (Date)                (Class)                           (Number of Shares)

                        Series C Preferred Stock                250,000
                        (Class)                           (Number of Shares)

Transitional Small Business Disclosure Format (check one):
                               Yes [ ]   No [X]

===============================================================================

                                  OCTuS, INC.
                                  Form 10-QSB
                      FOR THE PERIOD ENDED MARCH 31, 2002

                                     INDEX
                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheet (Unaudited) . . . . . . . .   3

                  Consolidated Statements of Operations (Unaudited)  . .   4

                  Consolidated Statements of Cash Flows (Unaudited)  . .   5

                  Notes to Consolidated Financial Statements (Unaudited)   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . .   7


PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . .   9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                    -  2 -
===============================================================================

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                  OCTuS, INC.

                          Consolidated Balance Sheet
                                  (Unaudited)
                                March 31, 2002

Assets

Current Assets
     Cash                                                   $       240
        Total Current Assets                                -----------
                                                            $       240
                                                            ===========


Liabilities and Shareholders' (Deficit)

Current Liabilities
     Accounts payable and accrued expenses                  $    19,492
     Accounts payable - related parties                         244,600
     Notes payable - related party                              443,950
                                                            -----------
        Total Current Liabilities                               708,042
                                                            -----------

Shareholders' (Deficit)

     3.6% Series C cumulative Preferred Stock -
        No par value, authorized 2,000,000 shares
        issued and outstanding 250,000 shares                   151,000

     Common Stock - no par value;
        authorized 100,000,000 shares,
        issued and outstanding 361,170                       22,026,577
     Paid-in-capital                                             51,316
     Accumulated (deficit)                                  (22,936,695)
                                                            -----------
        Total Shareholders' (Deficit)                          (707,802)
                                                            -----------
                                                            $       240
                                                            ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  3 -
===============================================================================

                                  OCTuS, INC.

                     Consolidated Statements of Operations
                                  (Unaudited)
                     For the Three Months Ended March 31,

                                                 2002            2001
                                              ----------      ----------
Revenues                                      $        0      $        0
                                              ----------      ----------

General and administrative expenses               11,674          12,545
                                              ----------      ----------
Net (loss) from operations                       (11,674)        (12,545)

Interest expense                                  11,221          12,210
                                              ----------      ----------
Net (loss)                                       (22,895)        (24,755)

Preferred dividends                                2,250           2,250
                                              ----------      ----------
Net (loss) available to common shareholders   $  (25,145)     $  (27,005)
                                              ==========      ==========


Per Share Information - Basic and Fully Diluted
Weighted Average Shares Outstanding              361,170         211,170
                                              ==========      ==========

Net (Loss) per Common Share:                  $    (.07)      $    (.13)
                                              ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  4 -
===============================================================================

                                  OCTuS, INC.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                     For the Three Months Ended March 31,


                                                 2002            2001
                                              ----------      ----------
Operating Activities
Net cash (used in) operating activities       $   (4,760)     $  (22,314)
                                              ----------      ----------

Investing Activities
Net cash (used in) investing activities             -               -
                                              ----------      ----------

Financing Activities
Proceeds from notes payable - related party        5,000          25,000
                                              ----------      ----------
Net cash provided by financing activities          5,000          25,000
                                              ----------      ----------
Net Increase in Cash                                 240           2,686

Cash at Beginning of Period                            0             172
                                              ----------      ----------

Cash at End of Period                         $      240      $    2,858
                                              ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest                                      $     -         $     -
                                              ==========      ==========
Income taxes                                  $     -         $     -
                                              ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  5 -
===============================================================================

                                  OCTuS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 31, 2002


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2001, including notes thereto, included in the Company's Form 10-KSB.


NOTE 2.  EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share". Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.


NOTE 3.  CONTINGENCIES

On February 15, 2002 the majority shareholder filed the Complaint alleging that the Company is in default on two promissory notes totaling $426,511 included in notes payable - related party, plus accrued interest in the amount of $184,214 included in accounts payable - related parties. Based on the opinion of the Company's counsel, the Company anticipates settling the matter.


NOTE 4.  SUBSEQUENT EVENTS

The Board of Directors approved a 1:20 reverse stock split for all outstanding shares of the Company's Common Stock. The effective date for the reverse stock split is April 10, 2002. All share and per share amounts have been retroactively adjusted to give effect to the split.

                                    -  6 -
===============================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

NET SALES.  There were no revenues for the three months ended March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE. The Company recorded $11,674 for general and administrative expenses for the three months ended March 31, 2002, a decrease of $871 from the same period in 2001.

NET LOSS. Net loss for the three months ended March 31, 2002 was $22,895 as compared to a $24,755 loss for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES. For the three months ended March 31, 2002, the Company posted a net loss of $22,895. Cash on hand on March 31, 2002 was $240. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

RISK FACTORS, WHICH MAY AFFECT FUTURE RESULTS

HISTORY OF OPERATING LOSSES

For the calendar year ended December 31, 2001, the Company recorded a net loss of $115,066. For the calendar year ended December 31, 2000, the Company recorded a loss of $ 46,385.

At December 31, 2001, the Company had no tangible assets, no working capital, an accumulated deficit of $22,913,800 and a shareholders' deficit of $684,907. Unless the Company acquires a new technology or product it is unlikely that the Company will be profitable in the future.

NEED FOR ADDITIONAL CAPITAL

The Company's cash on hand as of March 31, 2002 was $240, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A a Panamanian company, one of the Company's principal shareholders. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

TRANSACTIONS WITH AFFILIATES

The Company has been a party to certain transactions with related persons and affiliates. The Company believes that all such transactions were in its best interests on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and each transaction was approved by disinterested and independent members of the Board of Directors.

                                    -  7 -
===============================================================================

TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF STOCK PRICE

In January 1993, the Company completed an initial public offering of 100,000 Units, each unit comprised of one share of Common Stock and one Common Stock Purchase Warrant. These securities were quoted on the Nasdaq SmallCap Market until February 1, 1995, at which time they were delisted due to the Company's inability to meet that market's minimum capital and surplus requirements. The securities now trade on the OTC Bulletin Board that is generally considered to be less efficient markets. While the Company intends to reapply for listing on the Nasdaq SmallCap Market if conditions are favorable for it to do so, there can be no assurance that the Company's securities will be accepted by the Nasdaq SmallCap Market upon application by the Company for relisting.

The market price of the Common Stock, Units, and Warrants, like that of the securities of many other high technology companies, has been highly volatile. Factors such as fluctuation in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments in the Company's strategic alliances with other companies, and general market conditions may have a significant effect on the market price of the Common Stock

EFFECT OF CERTAIN ANTI-TAKEOVER CHARTER AND BYLAW PROVISIONS

Certain provisions of the Company's Amended and Restated Articles of Incorporation (the Articles) and Bylaws could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of the Company. Such provisions may limit or reduce the price that investors might be willing to pay for shares of the Common Stock. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The Articles also provide for a classified board in the event the Company's shares are traded on a national securities exchange or the Nasdaq National Market. A classified board could make it more difficult for a third party to acquire control, or could discourage a third party from attempting to acquire, control of the board.

DESCRIPTION OF PROPERTY.

In October 1996, the Company moved its offices to a 400 square foot office suite in an area of northern San Diego known as the Golden Triangle. Since November 1999 the company uses only floor space in the office of its sole officer, John Belden. The company pays no rent, which would be negligible, for the use of this space.

The Company does not maintain any other leases for office space and owns no real property.

                                    -  8 -
===============================================================================

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On February 15, 2002, a Complaint was filed by Grupo Dynastia, S.A., the majority shareholder, against the Company. The Complaint alleges that the Company is in default on two promissory notes, one dated April 14, 1998, and the other dated September 27, 2000 (the "Notes"), totaling $426,511, plus accrued interest in the sum of $184,214. Based on an opinion of counsel, the Company expects to settle the matter.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NOTES AND ADVANCES PAYABLE

From January 2002 through March 2002 Grupo Dynastia S. A. advanced $5,000 to the company secured by notes bearing interest at the rate of 10% per annum.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the second quarter of the fiscal year covered by this report.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None


                                    -  9 -
===============================================================================

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                  OCTuS, INC.



Date:  April 30, 2002                  /s/  John C. Belden
                                       ----------------------------
                                            John C. Belden
                                            President & CEO /
                                            Chief Financial Officer



                                    - 10 -
===============================================================================