Form 10QSB
period 2002-06-30
OCTUS INC
filed 2002-08-08
CIK 891462

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2002

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
                               Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

June 30, 2002      Common Stock, no par value               6,468,420
(Date)             (Class)                              (Number of Shares)

                   Series C Preferred Stock                   250,000
                   (Class)                              (Number of Shares)

Transitional Small Business Disclosure Format (check one):
                               Yes [ ]   No [X]


===============================================================================

                                 OCTuS, INC.
                                 FORM 10-QSB
                      FOR THE PERIOD ENDED JUNE 30, 2002

                                    INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheet at June 30, 2002 (unaudited) . . .   3

              Consolidated Statements of Operations for the three . . . . .   4
              and six months ended June 30, 2002 and 2001 (unaudited)

              Consolidated Statements of Cash Flows for the six . . . . . .   5
              months ended June 30, 2002 and 2001 (unaudited)

              Notes to Consolidated Financial Statements (unaudited)  . . .   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  . . . . . . . . . .   7


PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . .   8


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                    -  2 -
===============================================================================

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 OCTuS, INC.

                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2002
                                  (unaudited)


                          ASSETS
CURRENT ASSETS
  Cash                                                            $       296
                                                                  ===========

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $    19,132
  Accounts payable and accrued expenses-related parties                60,908
  Notes payable - related party                                        22,539
                                                                  -----------
     Total Current Liabilities                                        102,579
                                                                  -----------

STOCKHOLDERS' (DEFICIT)
  3.6% cumulative preferred stock, no par value,
       2,000,000 shares authorized, 250,000 shares issued
       and outstanding                                                151,000
  Common stock, no par value, 100,000,000 shares
       authorized, 6,468,420 shares issued and outstanding         22,209,794
  Paid-in capital                                                     489,341
  Accumulated (deficit)                                           (22,952,418)
                                                                  -----------
     Total stockholders' (deficit)                                   (102,283)
                                                                  -----------

                                                                  $       296
                                                                  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  3 -
===============================================================================

                                 OCTuS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                         Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                       ------------------------  ------------------------
                                          2002         2001         2002         2001
                                       -----------  -----------  -----------  -----------
Revenues                               $      -     $      -      $     -     $      -
                                       -----------  -----------  -----------  -----------

General and administrative expenses         15,184       20,008       26,858       32,553
                                       -----------  -----------  -----------  -----------

(Loss) from operations                     (15,184)     (20,008)     (26,858)     (32,553)

Interest expense                              (539)     (11,026)     (11,760)     (23,236)
                                       -----------  -----------  -----------  -----------

Net (loss)                                 (15,723)     (31,034)     (38,618)     (55,789)

Preferred dividends                          2,250        2,250        4,500        4,500
                                       -----------  -----------  -----------  -----------

Net (loss) available
   to common shareholders              $   (17,973) $   (33,284) $   (43,118) $   (60,289)
                                       ===========  ===========  ===========  ===========

Per share information -
  Basic and fully diluted
  Weighted average shares outstanding    1,166,522      321,609      766,071      266,695
                                       ===========  ===========  ===========  ===========

Net (loss) per common share            $    (0.02)  $    (0.10)  $    (0.06)  $    (0.23)
                                       ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  4 -
===============================================================================

                                 OCTuS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                        2002          2001
                                                     -----------   -----------
OPERATING ACTIVITIES
  Net cash (used in) operating activities            $    (9,804)  $   (28,821)
                                                     -----------   -----------

INVESTING ACTIVITIES
  Net cash (used in) investing activities                   -             -
                                                     -----------   -----------

FINANCING ACTIVITIES
  Proceeds from notes payable - related party             10,100        33,000
                                                     -----------   -----------
Net cash provided by financing activities                 10,100        33,000
                                                     -----------   -----------

Net increase in cash                                         296         4,179

BEGINNING CASH                                              -              172
                                                     -----------   -----------

ENDING CASH                                          $       296   $     4,351
                                                     ===========   ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                         $      -      $      -
                                                     ===========   ===========
    Income taxes                                     $      -      $      -
                                                     ===========   ===========


SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT
NON-CASH FINANCING AND INVESTING ACTIVITIES

Warrants exercised into common stock for
  write off of notes payable                         $      -      $    60,000
                                                     ===========   ===========
Issuance of common stock as settlement of
  notes payable-related party                        $   426,511   $      -
                                                     ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    -  5 -
===============================================================================

                                  OCTUS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (UNAUDITED)


Note 1.  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2001 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

Note 2.  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 3.  Related Party Transactions

During the six months ended June 30, 2002, a related party loaned the Company $10,100 for operations at 10% interest. No terms have been determined on the repayment of these funds.

During the six months ended June 30, 2002, the Company incurred $21,000 of consulting expense related to an employment agreement with the President of the Company in which he will provide consulting services at a monthly rate of $3,500. As of June 30, 2002, $55,209 was unpaid to the President of the Company and included in accounts payable and accrued expenses - related parties.

Note 4.  Stockholders' (Deficit)

The Board of Directors approved a 1:20 reverse stock split for all outstanding shares of the Company's common stock. The effective date for the reverse stock split is April 10, 2002. All shares and per share amounts have been retroactively adjusted to give effect to the split.

                                    -  6 -
===============================================================================

Note 5.  Settlement

On February 15, 2002 the majority shareholder filed a complaint alleging that the Company was in default on two promissory notes totaling $426,511 and accrued interest in the amount of $184,214. The Company settled the complaint in June 2002. The Company was ordered to issue one unrestricted share of its common stock in settlement of each $0.10 of the Plaintiff's respective debts. This resulted in a total of 6,107,250 shares being issued to the Plaintiff.
The shares were issued at their fair market value of $0.03 per share resulting in an increase in common stock of $183,217. The difference between the fair market value of the shares issued and the amount of the recorded liabilities has been recorded as a capital contribution of $427,508. Accrued interest for the quarter ended March 31, 2002 on these notes of $10,517 was also recorded as a capital contribution.

Note 6.  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficiencies of $102,283 and an accumulated deficit of $22,952,418 as of June 30, 2002.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

NET SALES. There were no revenues for the three months ended June 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE. The Company recorded $15,184 for general and administrative expenses for the three months ended June 30, 2002, a decrease of $4,824 from the same period in 2001. The decrease is a result of a $4,800 decrease in audit and accounting fees from the prior year.

NET LOSS. Net loss from operations for the three months ended June 30, 2002 was $15,723 as compared to a $31,034 loss for the same period in 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

NET SALES. There were no net sales for the six months ended June 30, 2002, which represented no change, from the same period in 2001. Because the Company currently is without a product there are no sales or even prospects of sales in the near future.

SELLING, GENERAL AND ADMINISTRATIVE. The Company recorded $26,858 for selling, general and administrative expenses for the six months ended June 30, 2002, a decrease of $5,695 from the same period in 2001. The Company is operating at a bare minimum level; at this point there are no employees and no sales efforts due to the lack of a product.

NET LOSS. Net loss from operations for the six months ended June 30, 2002 was $38,618, as compared to a $55,789 loss for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES. For the three months ended June 30, 2002, the Company posted a net operating loss of $15,723. Cash on hand on June 30, 2002 was $296. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

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

NEED FOR ADDITIONAL CAPITAL

The Company's cash on hand as of June 30, 2002 was $296, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A a Panamanian company, one of the Company's principal shareholders. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

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

                                    -  8 -
===============================================================================

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


PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 15, 2002, a Complaint was filed by Grupo Dynastia, S.A., the majority shareholder, against the Company. The Complaint alleges that the Company is in default on two promissory notes, one dated April 14, 1998, and the other dated September 27, 2000 (the "Notes"), totaling $426,511, plus accrued interest in the sum of $184,214. On June 18, 2002 the United States District Court, State of Nevada issued a settlement order to issue 6,107,250 shares of the company's common stock as payment in full of the aforementioned notes and accrued interest.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NOTES AND ADVANCES PAYABLE

From January 2002 through June 2002 Grupo Dynastia S. A. advanced $10,100 to the company bearing interest at the rate of 10% per annum.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the second quarter of the fiscal year covered by this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None


-------------------------------------------------------------------------------


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                 OCTuS, INC.



Date:  August 9 , 2002                 /s/  John C. Belden
                                       ----------------------------
                                            John C. Belden
                                            President & CEO /
                                            Chief Financial Officer



                                    -  9 -
===============================================================================