Form 10QSB
period 2002-09-30
OCTUS INC
filed 2002-10-30
CIK 891462

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(Address of principal executive offices)

858-922-1219

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

October 30, 2002	Common Stock, no par value	6,468,420
(Date)	(Class)	(Number of Shares)

	Series C Preferred Stock	250,000
	(Class)	(Number of Shares)

Transitional Small Business Disclosure Format (check one):

Yes [ ]	No[X]

OCTuS, INC.

FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2002

INDEX

Part I. Financial Information

Item 1. Financial Statements

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2002
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$144

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,996
Accounts payable and accrued expenses-related parties	70,866
Notes payable - related party	26,289
Total current liabilities	115,151

STOCKHOLDERS' (DEFICIT)
6% cumulative preferred stock, no par value,
2,000,000 shares authorized, 250,000 shares issued and outstanding	151,000
Common stock, no par value, 100,000,000 shares authorized, 6,468,420 shares issued and outstanding	22,209,794
Paid-in capital	489,341
Accumulated (deficit)	(22,965,142)
Total stockholders' (deficit)	(115,007)

$144

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	NINE MONTHS ENDED
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues	$-	$-	$-	$-

General and administrative expenses	12,045	12,516	38,833	45,069

(Loss) from operations	(12,045)	(12,516)	(38,833)	(45,069)

Interest expense	(679)	(10,865)	(12,508)	(34,101)

Net (loss)	(12,724)	(23,381)	(51,341)	(79,170)

Preferred dividends	2,250	2,250	6,750	6,750

Net (loss) available to common shareholders	$(14,974)	$(25,631)	$(58,091)	$(85,920)

Per share information - basic and fully diluted
Weighted average shares outstanding	6,468,420	361,170	2,687,741	298,532

Net (loss) per common share	$(0.00)	$(0.07)	$(0.02)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2002	September 30, 2001

OPERATING ACTIVITIES
Net cash (used in) operating activities	(13,706)	(34,672)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable - related party	13,850	34,500
Net cash provided by financing activities	13,850	34,500

Net increase in cash	144	(172)

BEGINNING CASH	-	172

ENDING CASH	$ 144	$ -

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

Note 3. Related Party Transactions

During the nine months ended September 30, 2002, a related party loaned the Company $13,850 for operations at 10% interest. No terms have been determined on the repayment of these funds.

During the three and nine months ended September 30, 2002, the Company incurred $10,500 and $31,500 of consulting expense, respectively, related to an employment agreement with the President of the Company in which he will provide consulting services at a monthly rate of $3,500. As of September 30, 2002, $65,709 of expenses related to this agreement were unpaid and included in accounts payable and accrued expenses - related parties.

Note 4. Stockholders' (Deficit)

The Board of Directors approved a 1:20 reverse stock split for all outstanding shares of the Company's common stock effective April 10, 2002. All shares and per share amounts have been retroactively adjusted to give effect to the split.

Note 5. Settlement

On February 15, 2002 the majority shareholder filed a complaint alleging that the Company was in default on two promissory notes totaling $426,511 and accrued interest in the amount of $184,214. The Company settled the complaint in June 2002.

Under the terms of the settlement agreement, the Company was required to issue one unrestricted share of its common stock in settlement of each $0.10 of the Plaintiff's respective debts. This resulted in a total of 6,107,250 shares being issued to the Plaintiff. The shares were issued at their fair market value of $0.03 per share resulting in an increase in common stock of $183,217. The difference between the fair market value of the shares issued and the amount of the recorded liabilities has been recorded as a capital contribution of $427,508. Accrued interest for the quarter ended March 31, 2002 on these notes of $10,517 was also recorded as a capital contribution.

Note 6. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficiencies of $115,007 and an accumulated deficit of $22,965,142 as of September 30, 2002.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES. There were no revenues for the three months ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE. The Company recorded $12,045 for general and administrative expenses for the three months ended September 30, 2002, a decrease of $471 from the same period in 2001. The primary expenses of the Company are consulting fees of $10,500 paid to the President of the Company and professional fees associated with being a publicly traded company.

NET LOSS. Net loss from operations for the three months ended September 30, 2002 was $12,724 as compared to a $23,381 loss for the same period in 2001.

Results Of Operations For The NINE Months Ended SEPTEMBER 30, 2002

NET SALES. There were no net sales for the nine months ended September 30, 2002, which represented no change, from the same period in 2001. Because the Company currently is without a product there are no sales or even prospects of sales in the near future.

SELLING, GENERAL AND ADMINISTRATIVE. The Company recorded $38,833 for selling, general and administrative expenses for the nine months ended September 30, 2002, a decrease of $6,236 from the same period in 2001. The Company is operating as a shell company; at this point there are no employees and no sales efforts due to the lack of a product.

NET LOSS. Net loss from operations for the nine months ended September 30, 2002 was $51,341, as compared to a $79,170 loss for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES. For the three months ended September 30, 2002, the Company posted a net operating loss of $12,724. Cash on hand on September 30, 2002 was $144. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

RISK FACTORS, WHICH MAY AFFECT FUTURE RESULTS

HISTORY OF OPERATING LOSSES

For the calendar year ended December 31, 2001, the Company recorded a net loss of $115,066. For the calendar year ended December 31, 2000, the Company recorded a loss of $ 46,385.

At December 31, 2001, the Company had no tangible assets, negative working capital, an accumulated deficit of $22,913,800 and a shareholders' deficit of $684,907. Unless the Company acquires a new technology or product it is unlikely that the Company will be profitable in the future.

NEED FOR ADDITIONAL CAPITAL

The Company's cash on hand as of September 30, 2002 was $144, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A a Panamanian company, one of the Company's principal shareholders. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

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

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 15, 2002, a Complaint was filed by Grupo Dynastia, S.A., the majority shareholder, against the Company. The Complaint alleges that the Company is in default on two promissory notes, one dated April 14, 1998, and the other dated September 27, 2000 (the "Notes"), totaling $426,511, plus accrued interest in the sum of $184,214. On June 18, 2002 the United States District Court, State of Nevada issued a settlement order to issue 6,107,250 shares of the company's common stock as payment in full of the aforementioned notes and accrued interest. These shares were treated as issued and outstanding at June 30, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NOTES AND ADVANCES PAYABLE

For the nine months ended September 2002, Grupo Dynastia S. A. advanced $13,850 to the company bearing interest at the rate of 10% per annum.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the second quarter of the fiscal year covered by this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits	99.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002(18 U.S.C. SECTION 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OCTuS, INC.

Date: October 30, 2002	/s/ John C. Belden John C. Belden President & CEO / Chief Financial Officer

CERTIFICATIONS

I, John Belden, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of OCTuS, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 30, 2002
By: /s/ John Belden
John Belden
Chief Executive Officer and Principal Financial Officer