Form 10KSB
period 2002-12-31
OCTUS INC
filed 2003-04-07
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	Commission File Number:
December 31, 2002	0-21092

OCTuS, INC.
----------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

CALIFORNIA	33-0013439
-----------------------------	------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13161 Sundance Avenue
San Diego, CA 92129
-----------------------------------------------------
(Address Of Principal Executive Offices)

Issuer's telephone number, including area code:
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

(1)	YES	X	NO	___	(2)	YES	X	NO	___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenue for the most recent fiscal year: $-0-

The aggregate market value of the voting stock held by nonaffiliates of the Issuer: $ 2,500 as of March 31, 2003.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:

Class: Common Stock, No Par Value 6,468,420 shares Outstanding at March 31, 2003:

Class: Series C Preferred Outstanding at March 31, 2003: 250,000 shares

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

EMPLOYEES

The Company did not add to its workforce during the year ended December 31, 2002; the Company's President, John C. Belden, who is based at the Company's San Diego, California headquarters, is retained on a consulting basis through December 31, 2003.

ITEM 1a. FACTORS THAT MAY AFFECT FUTURE RESULTS.

HISTORY OF OPERATING LOSSES

For the calendar year ended December 31, 2002, the Company recorded a net loss of $69,334. For the calendar year ended December 31, 2001, the Company recorded a net loss of $115,066.

At December 31, 2002, the Company had no tangible assets, negative working capital, an accumulated deficit of $ 22,983,134 and a stockholders' deficit of $132,999. Considering that the Company at this time has no product available for sale, the Company will continue to generate significant losses. Unless the Company acquires a new technology or product it is unlikely that the Company will be profitable in the future.

NEED FOR ADDITIONAL CAPITAL

The Company's cash on hand as of December 31, 2002 was $203, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A, a Panamanian company, one of the Company's principal shareholders. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

------------------------------------------------------------------------------------------------------------------------------------------------------------------

RESTRUCTURING OF OPERATIONS

The Company has undergone substantial restructuring in recent years, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce to one employee as well as relocation of its headquarters to another facility with lower operating costs. Mr. Belden is the sole executive officer of the Company. Mr. Ronald A. Newcomb joined the Board of Directors in December 1998 and served as Chairman of the Board until December 29, 2001 at which time he did not stand for re-election and was replaced on the Board of Directors by Bradley W. Nemeth. Mr. Belden was appointed to serve as Chairman and President.

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

The Company had been meeting its liquidity needs through loans from ATI until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. The loan balance as of December 31, 2002 was $ 29,789. The Company accrues 10.0% simple interest on such loans. Smith Technology Development, LLC during 1999 through a bankruptcy purchase agreement, acquired the note, stock and warrants. Subsequently, during 2000, the note, stock and warrants were transferred in a sale Grupo Dynastia S. A., a Panamanian company. There is no assurance that Grupo Dynastia S. A. or subsequent owners of the notes and warrants will continue to fund the Company or that exercise of the warrants will enable the Company to repay such loans. Should the Company be unable to obtain additional revenues, and/or raise additional capital, it could be forced to cease business activities altogether. On April 25, 2001, the affiliate negotiated a lower exercise price of $0.40 per share, and 150,000 options were exercised in lieu of a note payable and accrued interest totaling $60,000.

NOTES AND ADVANCES PAYABLE

From September 2000 through December 2000, Grupo Dynastia S. A. advanced $32,168 to the company secured by notes bearing interest at the rate of 10% per annum. From January 2001 through March 2001, Grupo Dynastia S.A advanced another $25,000 to the Company secured by notes bearing interest at the rate of 10% per annum. On April 25, 2001, Grupo Dynastia, S.A. converted 150,000 warrants to 150,000 shares of OCTuS, Inc. restricted common stock in exchange for reducing the outstanding notes due Grupo Dynastia, S.A. by $60,000. Should the Company be unable to obtain additional revenues, and/or raise additional capital, it could be forced to cease business activities altogether. From September 2000 through December 2000, Grupo Dynastia S. A. advanced $32,168 to the Company secured by notes bearing interest at the rate of 10% per annum. From January 2001 through December 2001, Grupo Dynastia S.A advanced another $34,500 to the Company secured by notes bearing interest at the rate of 10% per annum. From January 2002 through December 2002, Grupo Dynastia S.A. advanced$29,789 to the Company secured by notes bearing interest at the rate of 10% per annum. See Item 3.

TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF STOCK PRICE

In January 1993, the Company completed an initial public offering of 100,000 Units, each unit comprised of one share of Common Stock and one Common Stock Purchase Warrant. These securities were quoted on the Nasdaq SmallCap Market until February 1, 1995, at which time they were delisted due to the Company's inability to meet that market's minimum capital and surplus requirements. The securities now trade on the Over-The -Counter Bulletin Board, maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets. While the Company intends to reapply for listing on the Nasdaq SmallCap Market if conditions are favorable for it to do so, there can be no assurance that the Company's securities will be accepted by the Nasdaq SmallCap Market upon application by the Company for relisting.

------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Security holders at the shareholders'meeting held in San Diego, CA on December 29, 2001 approved the following matters:
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

------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

Set forth below are the ranges of high and low bid prices for the Common Stock as reported by Nasdaq from March 31, 1999, through March 31, 2003. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.

	COMMON STOCK
QUARTER ENDED	HIGH	LOW
March 31, 1999 (1)	1/8	1/32
June 30, 1999 (1)	.06	.03
September 30, 1999 (1)	.05	.03
December 31, 1999 (1)	.04	.03
March 31, 2000 (1)	.05	.03
June 30, 2000 (1)	.02	.01
September 30, 2000 (1)	.01	.005
December 31, 2000 (1)	.005	.005
March 31, 2001 (1)	.005	.005
June 30, 2001 (1)	.005	.005
September 30, 2001 (1)	.005	.005
December 31, 2001 (2)	.01	.005
March 31, 2002 (2)	.01	.005
June 30, 2002 (2)	.01	.01
September 30, 2002 (2)	.03	.01
December 31, 2002 (2)	.04	.03
March 31, 2003 (2)	.04	.04

------------------------------------------
(1)	OTC "Pink Sheets"
(2)	OTC Bulletin Board

On March 31, 2003 the closing price of the Company's Common Stock on the OTC Bulletin Board was $. 04 per share.

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

As of March 31, 2003, there were approximately 975 holders of the Company's Common Stock, and one holder of the Company's Series C Preferred Stock, the Company's only outstanding classes of securities.

------------------------------------------------------------------------------------------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the audited financial statements and notes thereto which begin on page F-1 of this report for the years ended December 31, 2001and 2002, respectively.

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

In March 1995, the Company engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. Since that time, the Company has focused its efforts on the licensing of its OCTuS PTA technology to third parties for incorporation by such parties into their own respective product lines. Although several companies have expressed interest in licensing the Company's technology, no significant licensing arrangements have been entered into to date, nor can there be any assurance that the revenue from any such licensing agreements will be sufficient to sustain the Company's operations. In such case, the Company will be required to curtail business altogether. In March of 1997, Cintech elect not to renew its agreement with the Company, thereby leaving the Company with no current means of distribution of its products. See Part I, "Description of Business," "--OCTuS PTA",

The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 2002 and December 31, 2001

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

ROYALTY AND TECHNOLOGY INCOME. There was no royalty income for the fiscal year ending December 31, 2002, which represented no change from the same period in 2001.

INTEREST INCOME. There was no interest income for the fiscal year ending December 31, 2002, which represented no change from the same period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for calendar year 2002 decreased $13,781 from $ 69,690 in the fiscal year ending December 31, 2001 to $55,909 in the fiscal year ending December 31, 2002. The decrease resulted from reduced accounting fees and shareholder meeting expenses.

RESEARCH AND DEVELOPMENT. There were no research and development expenses for the fiscal years ending December 31, 2002 and 2001.

NET LOSS/GAIN. The Company experienced a net loss of $ 69,334for the fiscal year ended December 31, 2002. This reflects a decreased loss of $45,732 from the loss of $ 115,066 for the fiscal year ended December 31, 2001.

------------------------------------------------------------------------------------------------------------------------------------------------------------------

LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS

As of December 31, 2002 the Company had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2008. Additionally, the Company has federal and state net operating loss carry forwards, expiring through 2015. Because of a substantial change in the Company's ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2002 the Company incurred a net loss of $69,334 . Cash on hand as of December 31, 2002 was $203. Management believes that without an influx of significant new funds, the Company will not be able to sustain its operations through the rest of 2003. Although the Company has actively been pursuing new investment, there can be no assurance that the Company will enter into any new investment, or that the terms of any such agreements will be on terms favorable to the Company. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund the Company. Should the Company be unable to obtain additional revenues, which is likely, and/or raise additional capital, it could be forced to cease business activities altogether. See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."

ITEM 7. FINANCIAL STATEMENTS.

The full text of the Company's audited consolidated financial statements for the fiscal year ended December 31, 2002 begins on page F-1 of this Report.

ITEM 8. ACCOUNTING AND FINANCIAL DISCLOSURE.

In February 2001, the Company changed accountants and filed a Form 8-K for this event in February 2001. There were no disagreements with the former accountants regarding accounting principles or reporting.

------------------------------------------------------------------------------------------------------------------------------------------------------------------

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Item 10. Executive Compensation

The following table sets forth, for the fiscal years ending December 31, 2001 and 2002, the accrued compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Mr. Belden, who served as Chief Executive Officer of the Company. The Company employed no other officers in 2001 or 2002 that earned over $100,000 in annual salary and bonuses (the "named executive officers").
		ACCRUED ANNUAL COMPENSATION			LONG-TERM COMPENSATION AWARDS
		--------------------------------------------------------------------			--------------------------------------------
(A) NAME AND PRINCIPAL POSITION	(B) YEAR	(C) SALARY	(D) BONUS	(E) OTHER ANNUAL COMPENSATION	(F) RESTRICTED STOCK AWARDS	(G) SECURITIES UNDERLYING OPTIONS	(H) ALL OTHER COMPENSATION
------------------------------	----------	--------------	------------	-------------------------	----------------	--------------------	-------------------------
John C. Belden	2002	$ 42,000	0	0	0	0	-0-
President & CEO	2001	$ 42,000	0	0	0	0	-0-

Stock Option Grants Table

The following table provides information concerning the grant of stock options to the named executive officers of the Company during fiscal 2002 and 2001. The Company does not have any outstanding stock appreciation rights.

NAME	YEAR	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED (#)	% OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE OR BASE PRICE ($/SH)	EXPIRATION DATE
-----------	-----------	-----------	-----------	-----------	-----------
None	2002	0	0	N/A	N/A
None	2001	0	0	N/A	N/A

Option Exercises And Fiscal Year-End Option Value Table

The following table provides information with respect to the named executive officers, concerning the exercise of stock options during fiscal 2001 and 2002 and unexercised options held as of the end of fiscal 2001 and 2002.

NAME	YEAR	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FY-END (#) EXERCISABLE / UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FY-END ($) EXERCISABLE / UNEXERCISABLE
-----------	-----------	-----------	-----------	-----------	-----------
John C. Belden	2002	0	0	10,000 /0	0/0
	2001	0	0	19,490 /0	0/0

------------------------------------------------------------------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Voting Stock as of March 31, 2003, by (i) each of the Company's named executive officers and directors; (ii) the Company's named executive officers and directors as a group; and (iii) shareholders known by the Company to beneficially own more than 5% of any class of the Company's voting securities. For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., 13161 Sundance Avenue San Diego, CA 92129

NAME	NUMBER OF COMMON SHARES BENEFICIALLY OWNED	NUMBER OF SERIES C PREFERRED SHARES BENEFICIALLY OWNED	PERCENT OF CLASS
-------------------------------------------	---------------	---------------	---------------
OFFICERS AND DIRECTORS
Bradley W. Nemeth (1) Director	1,250		0.0002% of Common Stock, if issued
John C. Belden (1) President & CEO, Director	10,000		.002% of Common Stock, if issued
Robert A. Freeman (1)	1,250		.0002% of Common Stock, if issued
Grupo Dynastia S.A. (3)(5)	6,257,250	250,000	96.7.3% of Common Stock
			100% of Preferred Stock issued
			97.65% of Voting Stock

EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (3 persons)(1)	12,500		.002% of Common Stock, if issued

----------------------------
(1)	Includes the following shares issuable upon exercise of stock options which are exercisable within 60 days from: Mr. Belden 10,000; Mr. Freeman,1,250 and Mr. Nemeth 1,250
(2)	Mr. Nemeth's address is 9645 Granet Suite 225 San Diego, CA 92123
(2)	Mr. Freeman's address is. 3525 Del Mar Heights Road #344 San Diego, CA 92130-2122
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
(5)	The address of Grupo Dynastia S. A. is Apartado Postal 55-0295, Patilla Panama City, Republic de Panama

------------------------------------------------------------------------------------------------------------------------------------------------------------------

Change In Control

In June 1996, the Company sold to Advanced Technologies International, Ltd. ("ATI") 250,000 shares of Series C Preferred Stock for $151,000 and issued warrants to purchase up to an additional 150,000 shares of the Company's Common Stock. While voting power was disbursed among the Company's shareholders prior to the ATI transaction, ATI controlled 56.6% of the voting power (assuming exercise by ATI of the warrant) of the Company's Voting Stock. ATI declared Bankruptcy in 1999 and the Preferred Stock and warrants were subsequently purchased by Grupo Dynastia S. A. in September 2000.

Information Regarding Directors

The information set forth below as to each Director has been furnished to the Company by the respective Director:

NAME	PRESENT POSITION WITH THE COMPANY	DIRECTOR SINCE	AGE
----------------	-----------------------------	------------	-------
Bradley W. Nemeth	Director	2001	51
John C. Belden	President and Chief Executive Officer; Chief Financial Officer; Director	1989	73
Robert A. Freeman	Director; Assistant Secretary	1983	64

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into an unsecured revolving promissory note with Grupo Dynastia S.A, principal balance of $29,789, interest at 10%, interest and principal due on demand. Accrued interest related to this notes payable as of December 31, 2002 is $3,977 and is included in accounts payable and accrued expenses - related parties.

The Chief Executive Officer of the Company receives an annual consulting fee of $42,000. The Company recorded expenses of $42,000 for each of the years ended December 31, 2002 and 2001. Amounts due under this consulting agreement as of December 31, 2002 are $77,000 and are included in accounts payable and accrued expenses - related parties.

An officer and a former director paid certain bills on behalf of the Company. As of December 31, 2002 amounts owed to these related parties totaled $3,488 and are included in accounts payable and accrued expenses - related parties.

Item 13. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.
OCTuS, INC.

Date: April 7, 2003	/s/ John C. Belden
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 7, 2003

Signature	Title	Date
--------------------	--------------------	--------------------
__________________ John C. Belden	President (Principal Executive Officer, Principal Financial & Accounting Officer) Director	April 7, 2003
__________________ Bradley W. Nemeth	Director	April 7, 2003
__________________ Robert A. Freeman	Director	April 7, 2003

------------------------------------------------------------------------------------------------------------------------------------------------------------------

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OCTuS, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By: /s/ John C. Belden	April 7, 2003
John C. Belden
Chief Executive Officer

------------------------------------------------------------------------------------------------------------------------------------------------------------------

CERTIFICATIONS

I, John Belden, certify that:

1.	I have reviewed this annual report on Form 10-KSB of OCTuS, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have
a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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
6.

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 7, 2003
By:	/s/ John C. Belden
John C. Belden
Chief Executive Officer and Principal Financial Officer

------------------------------------------------------------------------------------------------------------------------------------------------------------------

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION NUMBERED	SEQUENTIALLY NUMBERED PAGE
--------------	-----------------------------------------------------------------------------	-------------
3.1	Amended and Restated Articles of Incorporation	+
3.1.1	Certificate of Determination of Preferences of Series C Preferred Stock of OCTuS, Inc.	++
3.2	Amended Bylaws	!
9	Irrevocable Proxy from Tokyo Electric Co., Ltd. (included in Exhibit 10.26.1)	*
10.3	Sample Warrant	*
10.4	Amended and Restated 1987 Nonstatutory Stock Option Plan	+
10.5	Form of Stock Option Agreement, Non-Qualified Options, 1987 Plan	*
10.6	Amended and Restated 1988 Nonstatutory Stock Option Plan	*
10.7	Form of Stock Option Agreement, Non-Qualified Options, 1988 Plan	*
10.8	Amended and Restated 1992 Key Executive Stock Purchase Plan	*
10.9	Lease dated April 7, 1995 by and between Mistek Investment Group and OCTuS, Inc. for 8352 Clairemont Mesa Blvd., San Diego, CA 92111	+++
10.10	Standard Industrial Net Lease dated July 29, 1994 by and between Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes Canyon Road, Suite A, San Diego CA 92121	++
10.11	Lease Surrender Agreement dated April 8, 1995 (as amended May 31, 1995), by and between Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes Canyon Road, Suite A, San Diego, CA 92121	+++
10.12	Employment Agreement dated June 1, 1992 by and between OCTuS, Inc. and John C. Belden, as amended May 14, 1993 and February 16, 1995	#
10.16	Form of Indemnification Agreements entered into by and between OCTuS, Inc. and its officers and directors	*
10.17	401(k) Plan Document	*
10.18	Form of Unit Certificate	*
10.19	Directors 1993 Stock Option Plan Form of Stock Option Agreement, Non-Qualified Options, 1993 Directors Stock Option Plan	+ **
10.20	Warrant, Caledonian European Securities Ltd., dated July 15, 1993	**
10.21	Warrant, Neil Haverty, dated July 15, 1993	**
10.22	Warrant, Maroon Bells Capital Partners, Inc., dated July 15, 1993	**
10.23	Promissory Note of Nolan K. Bushnell, dated as of February 8, 1993, payable to OCTuS, Inc.	**
10.24	Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS, Inc., dated February 8, 1993, as amended October 7, 1993	**
10.25	Purchase and Sale Agreement dated September 14, 1993 by and between OCTuS, Inc. and National Computer Systems, Inc.	**
10.26	Letter Agreement dated January 26, 1995 by and between OCTuS, Inc. and National Computer Systems, Inc.	#
10.27	Purchase and License Agreement dated March 7, 1995 by and between Cintech Tele-Management Systems, Inc. and OCTuS, Inc., as amended May 16, 1995	+++
10.28	Product Development and License Agreement dated September 5, 1995 by and between Ascom Telecommunications Limited and OCTuS, Inc.	!
10.29	Promissory Note dated December 1, 1995 from OCTuS, Inc. to Maroon Bells Capital Partners, Inc.	&
10.30	Stock and Warrant Purchase Agreement dated June 24, 1996 by and between OCTuS, Inc. and Advanced Technologies International, Ltd.	++
10.31	Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced Technologies International, Ltd. dated June 24, 1996	++
10.32	Agreement dated as of August 8, 1996 relating to settlement of claims among OCTuS parties and RAS/TAG parties.	&
11	Statements re: computation of (loss) earnings per share and shares used in per share calculation	+++
16.1	Letter dated March 13, 1996 from Price Waterhouse to the Securities and Exchange Commission	~

------------------------------------
*	Incorporated by reference from the Company's Form S-1, as amended, bearing the SEC registration number 33-51862, which was declared effective January 15, 1993.
**	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1993.
+	Incorporated by reference from the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1, bearing the SEC registration number 33-51862, which was declared effective January 6, 1995.
#	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1994 filed with the SEC April 17, 1995.
+++	Incorporated by reference from the Company's amended Annual Report on Form 10-KSB/A for the calendar year ended December 31, 1994 filed with the SEC July 6, 1995.
!	Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995 filed with the SEC November 13, 1995.
~	Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1996.
&	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the SEC on March 31, 1997.
++	Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996 filed with the SEC on August 12, 1996.

------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, Inc.

Table of Contents

------------------------------------------------------------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

OCTuS, Inc.

We have audited the accompanying consolidated balance sheet of OCTuS, Inc. as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 2002, and the results of its operations, and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
March 28, 2003

_________________________________________________________________________________________

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

ASSETS

CURRENT ASSETS
Cash	$203
===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,948
Accounts payable and accrued expenses - related parties	84,465
Notes payable - related party	29,789
--------------------
Total current liabilities	133,202
--------------------

STOCKHOLDERS' (DEFICIT)
6.0% cumulative preferred stock, no par value, 2,000,000 shares authorized, 250,000 shares issued and outstanding	151,000
Common stock, no par value, 100,000,000 shares authorized, 6,468,420 shares issued and outstanding	22,209,794
Paid-in capital	489,341
Accumulated (deficit)	(22,983,134)
--------------------
Total stockholders' (deficit)	(132,999)
--------------------
$203
===========

The accompanying notes are an integral part of these financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2002	2001
	------------------------	------------------------
Revenues	$-	$-
	------------------------	------------------------

General and administrative expenses	55,909	69,690
	------------------------	------------------------

(Loss) from operations	(55,909)	(69,690)

Interest expense	(13,425)	(45,376)
	------------------------	------------------------

Net (loss)	(69,334)	(115,066)

Preferred dividends	9,000	9,000
	------------------------	------------------------

Net (loss) available to common shareholders	$(78,334)	$(124,066)
	==============	==============

Per share information - basic and fully diluted
Weighted average shares outstanding	3,640,680	361,170
	==============	==============

Net (loss) per common share	$(0.02)	$(0.34)
	==============	==============

The accompanying notes are an integral part of these financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Number of Preferred Shares	Number of Common Shares	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit)	Total Shareholders' (Deficit)
	--------------	--------------	--------------	--------------	--------------	--------------	--------------

Balance, December 31, 2000	250,000	211,170	$151,000	$21,966,577	$51,316	$(22,798,734)	$(629,841)

150,000 warrants exercised at $0.40 per share	-	150,000	-	60,000	-	-	60,000

Net (loss)	-	-	-	-	-	(115,066)	(115,066)
	--------------	--------------	--------------	--------------	--------------	--------------	--------------
Balance, December 31, 2001	250,000	361,170	151,000	22,026,577	51,316	(22,913,800)	(684,907)

Related party debt converted into common stock	-	6,107,250	-	183,217	427,508	-	610,725

Capital contribution from shareholders	-	-	-	-	10,517	-	10,517

Net (loss)	-	-	-	-	-	(69,334)	(69,334)
	--------------	--------------	--------------	--------------	--------------	--------------	--------------
Balance, December 31, 2002	250,000	6,468,420	$151,000	$22,209,794	$489,341	$(22,983,134)	$(132,999)
	=========	=========	=========	=========	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2002	2001
	----------------	----------------
OPERATING ACTIVITIES
Net (loss)	$(69,334)	$(115,066)
Adjustments to reconcile net (loss) to net cash(used in) operating activities:
Changes in:
Accounts payable and accrued expenses	(3,483)	(5,362)
Accounts payable and accrued expenses - related parties	55,670	83,956
	----------------	----------------
Net cash (used in) operating activities	(17,147)	(36,472)
	----------------	----------------

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-
	----------------	----------------

FINANCING ACTIVITIES
Proceeds from notes payable - related party	17,350	36,300
	----------------	----------------
Net cash provided by financing activities	17,350	36,300
	----------------	----------------
Net increase (decrease) in cash	203	(172)

CASH AT BEGINNING OF YEAR	-	172
	----------------	----------------
CASH AT END OF YEAR	$203	$-
	=============	=============

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash for paid for:
Interest	$-	$-
	=============	=============
Income taxes	$-	$-
	=============	=============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of note payable - related party into common stock	$426,511	$-
	=============	=============
Conversion of accrued interest - related party into common stock	$184,214	$-
	=============	=============
Forgiveness of accrued interest - related party	$10,517	$-
	=============	=============
Warrant exercised for 150,000 shares of common stock in lieu of payment of note payable and accrued interest of $60,000	$-	$60,000
	=============	=============

The accompanying notes are an integral part of these financial statements.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2002

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

Revenue recognition

Revenue is recognized when earned.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values because these financial instruments are short term, their carrying amounts approximate fair values, or they are payable on demand.

Earnings (loss) per share

The Company follows Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." Basic earning (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2002

Stock-based compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Segment information

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishments are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2002

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 2 - Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficits of $132,999 and an accumulated deficit of $22,983,134 as of December 31, 2002. In addition, the Company has generated recurring losses, aggregating $78,334 and $124,066 in 2002 and 2001, respectively, and has no revenue generating operations.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2002

The Company is currently seeking a viable business to merge with and, in addition, is seeking equity capital. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. The Company is reliant on a related party to provide working capital.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 - Stockholders' (deficit)

Common stock

The Board of Directors approved a 1 for 20 reverse stock split for all outstanding shares of the Company's Common Stock effective February 15, 2002. For the purposes of financial statement presentation, all share and per share information has been restated to reflect the effect of the reverse stock split.

On February 15, 2002 the majority shareholder filed a complaint alleging that the Company was in default on two promissory notes totaling $426,511 and accrued interest in the amount of $184,214. The Company settled the complaint in June 2002. The Company was ordered to issue one unrestricted share of its common stock in settlement of each $0.10 of the Plaintiff's respective debts. This resulted in a total of 6,107,250 shares being issued to the Plaintiff. The shares were issued at their fair market value of $0.03 per share, resulting in an increase in common stock of $183,217. The difference between the fair market value of the shares issued and the amount of the recorded liabilities has been recorded as a capital contribution of $427,508. Accrued interest for the quarter ended March 31, 2002 on these notes of $10,517 was also recorded as a capital contribution.

Preferred stock

In July 1996 the Company issued 250,000 of its Series C Preferred Stock and one five-year stock purchase warrant for 150,000 shares of its common stock for $151,000. During the year ended December 31, 2001 these stock warrants had been fully exercised into 150,000 shares of common stock at $0.40 per share in lieu of payment of $60,000 of note payable and related interest.

The cumulative Series C Preferred Stock is senior in preference and priority with respect to the Company's Common Stock and any and all classes of the Company's Preferred Stock. The holder of the Series C Preferred Stock is entitled to receive cumulative dividends at the annual rate of $0.036 per share payable in cash when, and if, declared by the Company's Board of Directors. Dividends accrue on a cumulative basis on each share of Series C Preferred Stock whether or not declared or paid. The holder of each share of Series C Preferred Stock shall be entitled to 10 votes per share and are entitled to vote on all matters before Common Stock shareholders.

The Company has the right to redeem all (but not less than all) preferred stock for an aggregate price of $0.63 per share plus any and all unpaid dividends.

Cumulative dividends unpaid on Series C Preferred Stock amounted to $58,685 at December 31, 2002. The Board of Directors has not formally declared a dividend on the Preferred Stock since issuance.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2002

Compensatory Stock Option Plans

The Company has a stock option plan for option grants to directors, officers, employees and consultants of the Company. Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2002, all outstanding options were fully vested. As of December 31, 2002 the Company has reserved a total of 225,000 shares of common stock for exercise under the stock option plan.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model. No options have been granted during the years ended December 31, 2002 and 2001.

Transactions under all stock option plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
	------------------------	------------------------
Outstanding at December 31, 2000	439,799	$1.72
Options granted	-	-
Options expired	-	-
	------------------------	------------------------
Outstanding at December 31, 2001	439,799	$1.72
Options granted	-	-
Options expired	(214,799)	3.27
	------------------------	------------------------
Outstanding at December 31, 2002	225,000	$0.25
	=============	=============

All outstanding stock options as of December 31, 2002 have an exercise price of $0.25 per share.

Of the 225,000 outstanding options as of December 31, 2002, 25,000 expire during 2005 and 200,000 during 2006.

Note 4 - Notes payable - related party

Notes payable - related party consists of the following:

  Unsecured revolving promissory note, principal balance of $29,789, interest at 10%, interest and principal due on demand

Accrued interest related to this notes payable as of December 31, 2002 is $3,977 and is included in accounts payable and accrued expenses - related parties.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2002

Note 5 - Income taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

Federal statutory income tax rate	34.00%
State taxes, net of federal benefit	4.95%
Valuation allowance	(38.95)%
---------------
- %
=========

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

2002
-----------------
Deferred tax assets (liabilities)
Net operating loss carry forward	$7,772,000

Less valuation allowance	(7,772,000)
-----------------

Net deferred tax	$ -
==========

At December 31, 2002, the Company has a Federal net operating loss carry forward of approximately $22,818,000, which expires through 2022 and a state net operating loss carry forward of approximately $280,000, which expires through 2007.

The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2002 was $25,000.

Note 6 - Related party transactions

The Chief Executive Officer of the Company receives an annual consulting fee of $42,000. The Company recorded expenses of $42,000 for each of the years ended December 31, 2002 and 2001. Amounts due under this consulting agreement as of December 31, 2002 are $77,000 and are included in accounts payable and accrued expenses - related parties.

An officer and a former director paid certain bills on behalf of the Company. As of December 31, 2002 amounts owed to these related parties totaled $3,488 and are included in accounts payable and accrued expenses - related parties.