Form 10QSB
period 2003-03-31
OCTUS INC
filed 2003-05-07
CIK 891462

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _______________

Commission File Number 0-21092

OCTuS, INC. (Exact name of small business issuer as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)		33-0013439 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
April 28, 2003 (Date)	Common Stock, no par value (Class)	6,468,420 (Number of Shares)

	Series C Preferred Stock (Class)	250,000 (Number of Shares)

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

----------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2003

INDEX

			PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheet at March 31, 2003 (unaudited)	3

		Consolidated Statements of Operations for the three	4
		months ended March 31, 2003 and 2002 (unaudited)

		Consolidated Statements of Cash Flows for the three	5
		months ended March 31, 2003 and 2002 (unaudited)

		Notes to Consolidated Financial Statements (unaudited)	6

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS	7

PART II.	OTHER INFORMATION		8

		SIGNATURES	9

----------------------------------------------------------------------------------------------------------------------------------------------------------------

Part I. Financial Information
Item 1. Financial Statements

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$674
=============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,169
Accounts payable and accrued expenses - related parties	88,360
Notes payable - related party	36,789
----------------------
Total current liabilities	143,318
----------------------

STOCKHOLDERS' (DEFICIT)
6.0% cumulative preferred stock, no par value, 2,000,000 shares authorized, 250,000 shares issued and outstanding	151,000
Common stock, no par value, 100,000,000 shares authorized, 6,468,420 shares issued and outstanding	22,209,794
Paid-in capital	489,341
Accumulated (deficit)	(22,992,779)
----------------------
Total stockholders' (deficit)	(142,644)
----------------------

$674
=============

The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2003	THREE MONTHS ENDED MARCH 31, 2002

Revenues	$-	$-
	----------------------------	----------------------------

General and administrative expenses	8,604	11,674
	----------------------------	----------------------------

(Loss) from operations	(8,604)	(11,674)

Interest expense	(1,041)	(11,221)
	----------------------------	----------------------------

Net (loss)	(9,645)	(22,895)

Preferred dividends	2,250	2,250
	----------------------------	----------------------------

Net (loss) available to common shareholders	$(11,895)	$(25,145)
	=================	=================

Per share information - basic and fully diluted
Weighted average shares outstanding	6,468,420	361,170
	=================	=================

Net (loss) per common share	$(0.00)	$(0.07)
	=================	=================

The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2003	THREE MONTHS ENDED MARCH 31, 2002
	--------------------------	--------------------------

OPERATING ACTIVITIES
Net cash (used in) operating activities	$(6,529)	$(4,760)
	--------------------------	--------------------------

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-
	--------------------------	--------------------------

FINANCING ACTIVITIES
Proceeds from notes payable - related party	7,000	5,000
	--------------------------	--------------------------
Net cash provided by financing activities	7,000	5,000
	--------------------------	--------------------------

Net increase in cash	471	240

BEGINNING CASH	203	-
	--------------------------	--------------------------

ENDING CASH	$674	$240
	================	================

The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

Note 1. Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2002 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficits of $142,644 and an accumulated deficit of $22,992,779 as of March 31, 2003.

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

Note 4. Related Party Transactions

During the three months ended March 31, 2003, a related party loaned the Company $7,000 for operations at 10% interest. The loan is unsecured and no terms have been determined on the repayment of these funds. The Company has recorded interest expense of $896 related to the note payable - related party aggregating $36,789 during the three months ended March 31, 2003. As of March 31, 2003, $4,873 of interest expense related to this note payable were unpaid and included in accounts payable and accrued expenses - related parties.

During the three months ended March 31, 2003, the Company incurred $3,000 of consulting expense, related to a verbal agreement with the President of the Company in which he will provide consulting services at a monthly rate of $1,000. As of March 31, 2003, $79,209 of expenses related to this agreement were unpaid and included in accounts payable and accrued expenses - related parties.

----------------------------------------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2003

NET SALES. There were no revenues for the three months ended March 31, 2003.

GENERAL AND ADMINISTRATIVE. The Company recorded $8,604 for general and administrative expenses for the three months ended March 31, 2003, a decrease of $3,070 from the same period in 2002. The primary expenses of the Company are consulting fees of $3,000 paid to the President of the Company and professional fees associated with being a publicly traded company.

NET LOSS. Net loss from operations for the three months ended March 31, 2003 was $9,645 as compared to a $22,895 loss for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES. For the three months ended March 31, 2003, the Company posted a net operating loss of $9,645. Cash on hand on March 31, 2003 was $674. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

RISK FACTORS, WHICH MAY AFFECT FUTURE RESULTS

HISTORY OF OPERATING LOSSES

For the calendar year ended December 31, 2002, the Company recorded a net loss of $69,334. For the calendar year ended December 31, 2001, the Company recorded a loss of $115,066.

At December 31, 2002, the Company had no tangible assets, negative working capital, an accumulated deficit of $22,983,134 and a shareholders' deficit of $132,999.

NEED FOR ADDITIONAL CAPITAL

The Company's cash on hand as of March 31, 2003 was $674, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A a Panamanian company, the Company's majority shareholder. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

TRANSACTIONS WITH AFFILIATES

The Company has been a party to certain transactions with related persons and affiliates. The Company believes that all such transactions were in its best interests on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and disinterested and independent members of the Board of Directors approved each transaction.

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

----------------------------------------------------------------------------------------------------------------------------------------------------------------

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NOTES AND ADVANCES PAYABLE

For the three months ended March 31 2003, Grupo Dynastia S. A. advanced $7,000 to the company bearing interest at the rate of 10% per annum.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the first quarter of the fiscal year covered by this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.	99.1	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

----------------------------------------------------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OCTuS, INC.

Date: May 7, 2003	/s/ John C. Belden ------------------- John C. Belden President & CEO / Chief Financial Officer

----------------------------------------------------------------------------------------------------------------------------------------------------------------

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

Date:	May 7, 2003

By:	/s/ John Belden John Belden Chief Executive Officer and Principal Financial Officer