Form 10QSB
period 2003-06-30
OCTUS INC
filed 2003-08-01
CIK 891462

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
July 28, 2003 (Date)	Common Stock, no par value (Class)	6,468,420 (Number of Shares)

	Series C Preferred Stock (Class)	250,000 (Number of Shares)

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

________________________________________________________________________________________________________

OCTuS, INC.
FORM 10-QSB
FOR THE PERIOD ENDED JUNE 30, 2003

INDEX

________________________________________________________________________________________________________

Part I. Financial Information
Item 1. Financial Statements

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2003
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$181
==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,408
Accounts payable and accrued expenses - related parties	92,883
Notes payable - related party	38,289
-------------------------
Total current liabilities	150,580
-------------------------

STOCKHOLDERS' (DEFICIT)
3.6% cumulative preferred stock, no par value, 2,000,000 shares authorized, 250,000 shares issued and outstanding	151,000
Common stock, no par value, 100,000,000 shares authorized, 6,468,420 shares issued and outstanding	22,209,794
Paid-in capital	489,341
Accumulated (deficit)	(23,000,534)
-------------------------
Total stockholders' (deficit)	(150,399)
-------------------------

$181
==============

The accompanying notes are an integral part of these consolidated financial statements.

________________________________________________________________________________________________________

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2003	THREE MONTHS ENDED JUNE 30, 2002	SIX MONTHS ENDED JUNE 30, 2003	SIX MONTHS ENDED JUNE 30, 2002
	--------------------------	--------------------------	--------------------------	--------------------------

Revenues	$-	$-	$-	$-
	--------------------------	--------------------------	--------------------------	--------------------------

General and administrative expenses	6,788	15,184	15,392	26,858
	--------------------------	--------------------------	--------------------------	--------------------------

(Loss) from operations	(6,788)	(15,184)	(15,392)	(26,858)

Interest expense	(967)	(539)	(2,009)	(11,760)
	--------------------------	--------------------------	--------------------------	--------------------------

Net (loss)	(7,755)	(15,723)	(17,401)	(38,618)

Preferred dividends	2,250	2,250	4,500	4,500
	--------------------------	--------------------------	--------------------------	--------------------------

Net (loss) available to common shareholders	$(10,005)	$(17,973)	$(21,901)	$(43,118)
	===============	===============	===============	===============

Per share information - basic and fully diluted Weighted average shares outstanding	6,468,420	1,166,522	6,468,420	766,071
	===============	===============	===============	===============

(Loss) per common share: Net (loss) per common share	$(0.00)	$(0.02)	$(0.00)	$(0.06)
	===============	===============	===============	===============

The accompanying notes are an integral part of these consolidated financial statements.

________________________________________________________________________________________________________

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30, 2003	SIX MONTHS ENDED JUNE 30, 2002
	-----------------------------------	-------------------------------------

OPERATING ACTIVITIES
Net cash (used in) operating activities	$(8,522)	$(9,804)
	-----------------------------------	-------------------------------------

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-
	-----------------------------------	-------------------------------------

FINANCING ACTIVITIES
Proceeds from notes payable - related party	8,500	10,100
	-----------------------------------	-------------------------------------
Net cash provided by financing activities	8,500	10,100
	-----------------------------------	-------------------------------------

Net increase (decrease) in cash	(22)	296

BEGINNING CASH	203	-
	-----------------------------------	-------------------------------------

ENDING CASH	$181	$296
	=====================	======================

The accompanying notes are an integral part of these consolidated financial statements.

________________________________________________________________________________________________________

OCTuS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficits of $150,400 and an accumulated deficit of $23,000,535 as of June 30, 2003.

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

Note 4. Related Party Transactions

During the three months ended June 30, 2003, a related party loaned the Company $8,500 for operations at 10% interest. The loan is unsecured and no terms have been determined on the repayment of these funds. The Company has recorded interest expense of $1,848 related to the note payable - related party, aggregating $38,289, during the six months ended June 30, 2003. As of June 30, 2003, $5,825 of interest expense related to this note payable was unpaid and included in accounts payable and accrued expenses - related parties.

During the six months ended June 30, 2003, the Company incurred $6,000 of consulting expense, related to a verbal agreement with the President of the Company in which he will provide consulting services at a monthly rate of $1,000. As of June 30, 2003, $83,889 of expenses related to this agreement was unpaid and included in accounts payable and accrued expenses - related parties.

________________________________________________________________________________________________________

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

NET SALES. There were no revenues for the three months ended June 30, 2003.

GENERAL AND ADMINISTRATIVE. The Company recorded $6,788 for general and administrative expenses for the three months ended June 30, 2003, a decrease of $8,396 from the same period in 2002. The decrease in general and administrative expenses is largely attributable to a reduction in the amount of consulting fees paid to the President of the Company. The primary expenses of the Company were consulting fees of $3,000 paid to the President of the Company and professional fees associated with being a publicly traded company.

NET LOSS. Net loss for the three months ended June 30, 2003 was $7,755 as compared to a $15,723 loss for the same period in 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

NET SALES. There were no revenues for the six months ended June 30, 2003.

GENERAL AND ADMINISTRATIVE. The Company recorded $15,392 for general and administrative expenses for the six months ended June 30, 2003, a decrease of $11,466 from the same period in 2002. The decrease in general and administrative expenses is largely attributable to a reduction in the amount of consulting fees paid to the President of the Company.

INTEREST EXPENSE. The Company recorded $2,009 for interest expense for the six months ended June 30, 2003, a decrease of $9,751 from the same period in 2002. The decrease is attributable to the conversion of interest bearing debt into equity during the three months ended June 30, 2002.

NET LOSS. Net loss for the six months ended June 30, 2003 was $17,401 as compared to a $38,618 loss for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES. For the three months ended June 30, 2003, the Company posted a net loss of $7,755. Cash on hand on June 30, 2003 was $181. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to cease business activities altogether.

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

NEED FOR ADDITIONAL CAPITAL

The Company's cash on hand as of June 30, 2003 was $181, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A, a Panamanian company, the Company's majority shareholder. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

________________________________________________________________________________________________________

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

________________________________________________________________________________________________________

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NOTES AND ADVANCES PAYABLE

For the six months ended June 30 2003, Grupo Dynastia S. A. advanced $8,500 to the company bearing interest at the rate of 10% per annum.

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

________________________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OCTuS, INC.

Date: August 1, 2003	/s/ John C. Belden ------------------- John C. Belden President & CEO / Chief Financial Officer

________________________________________________________________________________________________________

CERTIFICATIONS

I, John Belden, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of OCTuS, Inc.;
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

Date:	August 1, 2003

By:	/s/ John Belden John Belden Chief Executive Officer and Principal Financial Officer