Form 10QSB
period 2003-09-30
OCTUS INC
filed 2003-10-24
CIK 891462

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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
Yes |X| No |  |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
October 29, 2003 (Date)	Common Stock, no par value (Class)	6,468,420 (Number of Shares)

	Series C Preferred Stock (Class)	250,000 (Number of Shares)

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

______________________________________________________________________________

OCTuS, INC.
FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2003

______________________________________________________________________________

Part I. Financial Information
Item 1. Financial Statements

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2003
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$250
==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,788
Accounts payable and accrued expenses-related parties	11,936
Notes payable - related parties	126,289
-------------------------
Total current liabilities	157,013
-------------------------

STOCKHOLDERS' (DEFICIT)
6% cumulative preferred stock, no par value, 2,000,000 shares authorized, 250,000 shares issued and outstanding	151,000
Common stock, no par value, 100,000,000 shares authorized, 6,468,420 shares issued and outstanding	22,209,794
Paid-in capital	489,341
Accumulated (deficit)	(23,006,898)
-------------------------
Total stockholders' (deficit)	(156,763)
-------------------------
$250
==============

The accompanying notes are an integral part of these consolidated financial statements.

______________________________________________________________________________

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	--------------------------------------------------------------------------------------
Other Income	$4,319	$-	$4,319	$-
	--------------------------------------------------------------------------------------
General and administrative expenses	9,615	12,045	25,007	38,833
	--------------------------------------------------------------------------------------
(Loss) from operations	(5,296)	(12,045)	(20,688)	(38,833)
Interest expense	(1,068)	(679)	(3,077)	(12,508)
	--------------------------------------------------------------------------------------
Net (loss)	(6,364)	(12,724)	(23,765)	(51,341)
Preferred dividends	2,250	2,250	6,750	6,750
	--------------------------------------------------------------------------------------
Net (loss) available to common shareholders	$(8,614)	(14,974)	$(30,515)	$(58,091)
	===========	===========	===========	===========
Per share information - basic and fully diluted
Weighted average shares outstanding	6,468,420	6,468,420	6,468,420	6,468,420
Net (loss) per common share	$(0.00)	(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

______________________________________________________________________________

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2003	September 30, 2002

OPERATING ACTIVITIES
Net cash (used in) operating activities	$(11,453)	$(13,706)
	---------------------------	---------------------------

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-
	---------------------------	---------------------------

FINANCING ACTIVITIES
Proceeds from notes payable - related party	11,500	13,850
	---------------------------	---------------------------
Net cash provided by financing activities	11,500	13,850
	---------------------------	---------------------------

Net increase in cash	47	144

BEGINNING CASH	203	-
	---------------------------	---------------------------

ENDING CASH	$ 250	$ 144
	================	================

The accompanying notes are an integral part of these consolidated financial statements.

______________________________________________________________________________

OCTuS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

Note 3. Related Party Transactions

During the nine months ended September 30, 2003, a related party loaned the Company $11,500 for operations at 10% interest. No terms have been determined on the repayment of these funds.

During the three and nine months ended September 30, 2003, the Company incurred $3,000 and $9,000 of consulting expense, respectively, related to an employment agreement with the President of the Company in which he will provide consulting services at a monthly rate of $1,000. As of September 30, 2003, $86,889 of expenses related to this agreement were unpaid of which $ 1,889 is included in accounts payable and accrued expenses - related parties. The balance of $85,000 is included in Notes Payable - related parties.

Note 4. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficiencies of $156,763 and an accumulated deficit of $23,006,898 as of September 30, 2003.

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

______________________________________________________________________________

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES. There were no sales for the three months ended September 30, 2003.

GENERAL AND ADMINISTRATIVE. The Company recorded $9,615 for general and administrative expenses for the three months ended September 30, 2003, a decrease of $2,430 from the same period in 2002. The primary expenses of the Company are consulting fees of $3,000 paid to the President of the Company and professional fees associated with being a publicly traded company.

NET LOSS. Net loss from operations for the three months ended September 30, 2003 was $5,296 as compared to a $12,045 loss for the same period in 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES. There were no net sales for the nine months ended September 30, 2003, which represented no change, from the same period in 2002. Because the Company currently is without a product there are no sales or even prospects of sales in the near future.

NET LOSS. Net loss from operations for the nine months ended September 30, 2003 was $20,688 as compared to a $38,833 loss for the same period in 2002.

GENERAL AND ADMINISTRATIVE. The Company recorded $25,007 for general and administrative expenses for the nine months ended September 30, 2003, a decrease of $13,826 from the same period in 2002. The Company is operating as a shell company; at this point there are no employees and no sales efforts due to the lack of a product.

LIQUIDITY AND CAPITAL RESOURCES. For the three months ended September 30, 2003, the Company posted a net operating loss of $5,296. Cash on hand on September 30, 2003 was $ 250. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

RISK FACTORS, WHICH MAY AFFECT FUTURE RESULTS

HISTORY OF OPERATING LOSSES

For the calendar year ended December 31, 2002, the Company recorded a net loss of $ 69,334. For the calendar year ended December 31, 2001, the Company recorded a loss of $ 115,066.

At December 31, 2002, the Company had no tangible assets, negative working capital, an accumulated deficit of $22,983,134 and a shareholders' deficit of $132,999.

Unless the Company acquires a new technology or product it is unlikely that the Company will be profitable in the future.

NEED FOR ADDITIONAL CAPITAL

The Company's cash on hand as of September 30, 2003 was $250, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A a Panamanian company, one of the Company's principal shareholders. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

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

TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF STOCK PRICE

In January 1993, the Company completed an initial public offering of 100,000 Units, each unit comprised of one share of Common Stock and one Common Stock Purchase Warrant. These securities were quoted on the NASDAQ Small Cap Market until February 1, 1995, at which time they were delisted due to the Company's inability to meet that market's minimum capital and surplus requirements. The securities now trade on the OTC Bulletin Board that is generally considered to be less efficient markets. While the Company intends to reapply for listing on the NASDAQ Small Cap Market if conditions are favorable for it to do so, there can be no assurance that the Company's securities will be accepted by the NASDAQ Small Cap Market upon application by the Company for relisting.

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

______________________________________________________________________________

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NOTES AND ADVANCES PAYABLE

For the nine months ended September 2003, Grupo Dynastia S. A. advanced $11,500 to the company bearing interest at the rate of 10% per annum.

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

______________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OCTuS, INC.

Date: October 30, 2003	/s/ John C. Belden John C. Belden President & CEO / Chief Financial Officer

CERTIFICATIONS

I, John Belden, certify that:
	1.	I have reviewed this quarterly report on Form 10-QSB of OCTuS, Inc.;
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

Date:	October 22, 2003
By: /s/ John Belden
John Belden
Chief Executive Officer and Principal Financial Officer