Form 10KSB
period 2003-12-31
OCTUS INC
filed 2004-03-22
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2003	Commission File Number: 0-21092

OCTuS, INC. (Name Of Small Business Issuer As Specified In Its Charter)

Nevada (State Or Other Jurisdiction Of Incorporation Or Organization)	33-0013439 (I.R.S. Employer Identification No.)

16117 Martincoit Road Poway, CA 92064-2117 (Address Of Principal Executive Offices)

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

Issuer's revenue for the most recent fiscal year: $ 4,319

The aggregate market value of the voting stock held by nonaffiliates of the Issuer: $ 31,676 as of March 18, 2004.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:
Class: Common Stock, $0.001 Par Value: 6,468,420 shares outstanding at December 31, 2003
Class: Series C Preferred, $0.001 Par Value: 250,000 shares outstanding at December 31, 2003

Documents Incorporated by Reference: None.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     INTRODUCTION

OCTuS, Inc. (the "Company" or "OCTuS") was incorporated in October 1983 under the laws of the State of California. On December 29, 2001, a majority of the shareholders voted to change the Company's state of incorporation from California to Nevada. In December 2003, this change was completed and the Company became a Nevada corporation. In December 1991, in connection with its shift in focus from the laser printer to the computer-telephone integration market, the Company's name was changed from Office Automation Systems, Inc. to OCTuS, Inc. In January 1993, the Company completed an initial public offering of 100,000 units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock. The Company's Common Stock (OCTS), Warrants (OCTSW) and Units (OCTSU) have traded on the OTC Bulletin Board until February of 2000 when it started trading on pink sheets.

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

     EMPLOYEES

The Company did not add to its workforce during the year ended December 31, 2003; the Company's President, John C. Belden, who is based at the Company's Poway, California headquarters, was retained on a consulting basis through December 31, 2003. The Company has entered into a consulting agreement with Mr. Belden through December 31, 2004.

ITEM 1a.  FACTORS THAT MAY AFFECT FUTURE RESULTS.

     HISTORY OF OPERATING LOSSES

For the calendar year ended December 31, 2003, the Company recorded a net loss of $28,626. For the calendar year ended December 31, 2002, the Company recorded a net loss of $69,334.

At December 31, 2003, the Company had no tangible assets, negative working capital, an accumulated deficit of $ 23,011,760 and a total stockholders' deficit of $161,625. Considering that the Company at this time has no product available for sale, the Company will continue to generate significant losses. Unless the Company acquires a new technology or product it is unlikely that the Company will be profitable in the future.

     NEED FOR ADDITIONAL CAPITAL

The Company's cash on hand as of December 31, 2003 was $22, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A, a Panamanian company, the Company's principal shareholder. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

     RESTRUCTURING OF OPERATIONS

The Company has undergone substantial restructuring in recent years, primarily as a result of continued operating losses. This restructuring included a substantial reduction in the Company's workforce to one employee as well as relocation of its headquarters to another facility with lower operating costs. Mr. John Belden is the sole executive officer of the Company. Mr. Ronald A. Newcomb joined the Board of Directors in December 1998 and served as Chairman of the Board until December 29, 2001 at which time he did not stand for re-election and was replaced on the Board of Directors by Bradley W. Nemeth. Mr. Belden was appointed to serve as President.

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

The Company had been meeting its liquidity needs through loans from ATI until August 1998 when ATI ceased funding the Company and subsequently declared bankruptcy. During 2000, the note, stock and warrants were transferred in to Grupo Dynastia S. A., a Panamanian company. There is no assurance that Grupo Dynastia S. A. or subsequent owners of the notes and warrants will continue to fund the Company or that exercise of the warrants will enable the Company to repay such loans. Should the Company be unable to obtain additional revenues, and/or raise additional capital, it could be forced to cease business activities altogether. On April 25, 2001, the Grupo Dynastia S. A. negotiated a lower exercise price of $0.40 per share, and 150,000 options were exercised in payment of a note payable and accrued interest totaling $60,000. Grupo Dynastia S.A. has advanced operating funds to OCTuS since that time under a note agreement that bears interest at 10% and is due on demand. The loan balance as of December 31, 2003 was $59,271.

     NOTES AND ADVANCES PAYABLE

From September 2000 through December 2000, Grupo Dynastia S. A. advanced $32,168 to the company secured by notes bearing interest at the rate of 10% per annum. From January 2001 through March 2001, Grupo Dynastia S.A advanced another $25,000 to the Company secured by notes bearing interest at the rate of 10% per annum. On April 25, 2001, Grupo Dynastia, S.A. converted 150,000 warrants to 150,000 shares of OCTuS, Inc. restricted common stock in exchange for reducing the outstanding notes due Grupo Dynastia, S.A. by $60,000. From September 2000 through December 2000, Grupo Dynastia S. A. advanced $32,168 to the Company secured by notes bearing interest at the rate of 10% per annum. From January 2001 through December 2001, Grupo Dynastia S.A advanced another $34,500 to the Company secured by notes bearing interest at the rate of 10% per annum. From January 2002 through December 2002, Grupo Dynastia S.A. advanced $46,832 to the Company secured by notes bearing interest at the rate of 10% per annum. From January 2003 to December 2003, Grupo Dynastia S.A. advanced a total of $29,482 to the Company bearing interest at 10% per annum. See Item 3.

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

     EFFECT OF CERTAIN ANTI-TAKEOVER CHARTER AND BYLAW PROVISIONS

Certain provisions of the Company's Amended and Restated Articles of Incorporation (the "Articles") and Bylaws could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of the Company. Such provisions may limit or reduce the price that investors might be willing to pay for shares of the Common Stock. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The Articles also provide for a classified board in the event the Company's shares are traded on a national securities exchange or the Nasdaq National Market. A classified board could make it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of the board.

ITEM 2.   DESCRIPTION OF PROPERTY.

From November 1999 to December 2003, the Company used only floor space in the office of its sole officer, John Belden at 600"B" Street 18th Floor San Diego, CA. Since December 15, 2003, the Company's offices are located in Mr. Belden's office at 16117 Martincoit Road Poway, CA 92064. The Company pays no rent, which would be negligible, for the use of this space.

The Company does not maintain any other leases for office space and owns no real property.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is not currently involved in any legal proceedings and has no legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the shareholders during the year ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock, Units and Warrants were quoted on the Nasdaq Small-Cap Market under the symbols OCTS, OCTSU and OCTSW, respectively, upon completion of the Company's initial public offering on January 15, 1993 until February 1, 1995. On February 1, 1995, the Company's securities were delisted from the Nasdaq Small-Cap Market due to the Company's inability to meet that market's minimum capital and surplus requirements. Since February 1, 1995, the Company's securities have been traded on the OTC Bulletin Board. The Company's securities now trade on the "pink sheets."

Set forth below are the ranges of high and low bid prices for each quarter for the Common Stock as reported by Nasdaq for the periods from January 1, 2002 through December 31, 2003. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.

COMMON STOCK
QUARTER ENDED	HIGH	LOW

March 31, 2002	.01	.005
June 30, 2002	.01	.01
September 30, 2002	.03	.01
December 31, 2002	.04	.03
March 31, 2003	.04	.04
June 30, 2003	.04	.04
September 30, 2003	.06	.06
December 31, 2003	.06	.06

On March 18, 2004 the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.15 per share.

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

As of March 18, 2004, there were approximately 260 holders of the Company's Common Stock, and one holder of the Company's Series C Preferred Stock, the Company's only outstanding classes of securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the audited consolidated financial statements and notes thereto which begin on page F-1 of this report as of December 31, 2003 and for the years ended December 31, 2003 and 2002.

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

In March 1995, the Company engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. Since that time, the Company has focused its efforts on the licensing of its OCTuS PTA technology to third parties for incorporation by such parties into their own respective product lines. Although several companies have expressed interest in licensing the Company's technology, no significant licensing arrangements have been entered into to date, nor can there be any assurance that the revenue from any such licensing agreements will be sufficient to sustain the Company's operations. In such case, the Company will be required to curtail business altogether. In March of 1997, Cintech elected not to renew its agreement with the Company, thereby leaving the Company with no current means of distribution of its products. See Part I, "Description of Business," "--OCTuS PTA",

The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 2003 and 2002.

     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

OTHER INCOME.  During the year ended December 31, 2003, the Company recognized $4,319 of other income resulting from the write-off of accounts payable expired due to statute of limitations.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses for calendar year 2003 decreased $27,243 from $ 55,909 in the fiscal year ending December 31, 2002 to $28,666 in the fiscal year ending December 31, 2003. The decrease resulted primarily from reduced consulting fees.

INTEREST EXPENSE.  Interest expense for the year ended December 31, 2003 decreased $9,146 from $13,425 to $4,279. The primary reason for the decrease was lower notes payable balances during 2003 compared to 2002.

NET LOSS/INCOME.  The Company experienced a net loss of $28,626 for the fiscal year ended December 31, 2003. This reflects a decreased loss of $40,708 from the loss of $69,334 for the fiscal year ended December 31, 2002.

     LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS

As of December 31, 2003 the Company had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2008. Additionally, the Company has federal and state net operating loss carry forwards, expiring through 2023. Because of a substantial change in the Company's ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to the Company's initial public offering.

     LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2003 the Company incurred a net loss of $ 28,626. Cash on hand as of December 31, 2003 was $22. Management believes that without an influx of significant new funds, the Company will not be able to sustain its operations through the rest of 2004. Although the Company has actively been pursuing new investment, there can be no assurance that the Company will enter into any new investment, or that the terms of any such agreements will be on terms favorable to the Company. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund the Company. Should the Company be unable to obtain additional revenues, which is likely, and/or raise additional capital, it could be forced to cease business activities altogether. See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.

The full text of the Company's audited consolidated financial statements for the fiscal year ended December 31, 2003 begins on page F-1 of this Report.

ITEM 8.  ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the accountants regarding accounting principles or reporting.

ITEM 8A.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information Regarding Directors

The information set forth below as to each Director has been furnished to the Company by the respective Director:

NAME	PRESENT POSITION WITH THE COMPANY	DIRECTOR SINCE	AGE
Bradley W. Nemeth	Director	2001	52
John C. Belden	President and Chief Executive Officer; Chief Financial Officer; Director	1989	74
Robert A. Freeman	Director; Assistant Secretary	1983	65

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

The Company currently does not have an audit committee. The board of directors is performing the functions of the audit committee until an audit committee is established.

     Section 16(A) Beneficial Ownership Reporting Compliance

Officers, directors and beneficial owners of more than 10% of the Company's common stock are not required to file reports under Section 16(a) and therefore no disclosure of delinquent reports is included in this annual report.

     Code of Ethics

In March 2004, the Company adopted a Code of Ethics. The Company does not currently have a website. Therefore, the Company will provide a copy, free of charge, to those writing to the corporate office located at 16117 Martincoit Road, Poway, CA 92064-2117.

Item 10.  Executive Compensation

The following table sets forth, for the fiscal years ending December 31, 2003 and 2002, the accrued compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Mr. Belden, who served as Chief Executive Officer of the Company. The Company employed no officers in 2003 or 2002 that earned over $100,000 in annual salary and bonuses (the "named executive officers").

		ACCRUED ANNUAL COMPENSATION			LONG-TERM COMPENSATION AWARDS
(A) NAME AND PRINCIPAL POSITION	(B) YEAR	(C) SALARY	(D) BONUS	(E) OTHER ANNUAL COMPENSATION	(F) RESTRICTED STOCK AWARDS	(G) SECURITIES UNDERLYING OPTIONS	(H) ALL OTHER COMPENSATION
John C. Belden President & CEO	2003	$ 12,000	0	0	0	0	0
	2002	$ 42,000	0	0	0	0	0

     Stock Option Grants Table

There were no grants of stock options to the named executive officers of the Company during fiscal 2003 and 2002. The Company does not have any outstanding stock appreciation rights.

     Option Exercises And Fiscal Year-End Option Value Table

The following table provides information with respect to the named executive officers, concerning the exercise of stock options during fiscal 2002 and 2003 and unexercised options held as of the end of fiscal 2002 and 2003.

				NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FY-END(#)	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FY-END($)
NAME		SHARES ACQUIRED ON EXERCISE(#)	VALUE REALIZED($)	EXERCISABLE/ UNEXERCISABLE	EXERCISABLE/ UNEXERCISABLE
John C. Belden	2002	0	0	10,000/0	0/0
John C. Belden	2003	0	0	10,000/0	0/0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Voting Stock as of March 18, 2004, by (i) each of the Company's named executive officers and directors; (ii) the Company's named executive officers and directors as a group; and (iii) shareholders known by the Company to beneficially own more than 5% of any class of the Company's voting securities. For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., at 16117 Martincoit Road Poway, CA 92064.

NAME	NUMBER OF COMMON SHARES BENEFICIALLY OWNED	NUMBER OF SERIES C PREFERRED SHARES BENEFICIALLY OWNED	PERCENT OF CLASS
OFFICERS AND DIRECTORS
Bradley W. Nemeth (1)(2), Director	1,250		0.0002% of Common Stock, if issued
John C. Belden (1), President & CEO, Director	10,000		0.002% of Common Stock, if issued
Robert A. Freeman (1)(2)	1,250		0.0002% of Common Stock, if issued
Grupo Dynastia S.A. (3)(5)	6,257,250	250,000	96.73% of Common Stock
			100% of Preferred Stock issued
			97.65% of Voting Stock

EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
(3 persons) (1)	12,500		0.002% of Common Stock, if issued

_________

(1)	Includes the following shares issuable upon exercise of stock options which are exercisable within 60 days from: Mr. Belden 10,000; Mr. Freeman, 1,250 and Mr. Nemeth 1,250
(2)	Mr. Freeman's address is 3525 Del Mar Heights Road #344 San Diego, CA 92130-2122. Mr. Nemeth's address is 9645 Granite Drive, San Diego, CA 92123.
(3)	Warrants to purchase 150,000 shares of Common Stock at prices ranging from $.43 to $.75 per share. Warrants are not calculated into any percentages. Sold to Grupo Dynastia S. A in August 2000.
(4)	Preferred C shares have 10:1 voting rights and are therefore calculated by the rights, not the number of shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into an unsecured revolving promissory note with Grupo Dynastia S.A, principal balance of $59,271, interest at 10%, interest and principal due on demand. Accrued interest related to this note payable as of December 31, 2003 is $8,080 and is included in Accounts payable and accrued expenses - related parties.

During the year ended December 31, 2003, the Company incurred $12,000 consulting expense related to an employment-consulting agreement with the President and Chief Executive Officer of the Company in which he will provide consulting services at a monthly rate of $1,000. The agreement extends to December 31, 2004. The Company recorded expenses of $42,000 for each of the years ended December 31, 2002 and 2001. As of December 31, 2003, $89,889 of expenses related to this agreement were unpaid of which $4,889 is included in accounts payable and accrued expenses - related parties. The balance of $85,000 is included in Notes Payable - related parties.

An officer and a former director paid certain bills on behalf of the Company. As of December 31, 2003, amounts owed to these related parties totaled $3,169, are included in Accounts payable, and accrued expenses - related parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
14	Code of Ethics
31.1	Section 302 Certification Annual Report on Form 10-KSB
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP, in 2003, were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $8,150 and $9,050, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2003 and 2002 were $950 and $1,350, respectively.

All Other Fees

There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for products and services provided.

OCTuS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OCTuS, INC.

Date: March 18, 2004	/s/ John C. Belden Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 18, 2004.

Signature	Title	Date
/s/ John C. Belden John C. Belden	President (Principal Executive Officer, Principal Financial & Accounting Officer), Director	March 18, 2004
/s/ Bradley W. Nemeth Bradley W. Nemeth	Director	March 18, 2004
/s/ Robert A. Freeman Robert A. Freeman	Director	March 18, 2004

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	SEQUENTIALLY NUMBERED PAGE

3.1	Amended and Restated Articles of Incorporation	+
3.1.1	Certificate of Determination of Preferences of Series C Preferred Stock of OCTuS, Inc.	++
3.2	Amended Bylaws	!
9	Irrevocable Proxy from Tokyo Electric Co., Ltd. (included in Exhibit 10.26.1)	*
10.3	Sample Warrant	*
10.4	Amended and Restated 1987 Nonstatutory Stock Option Plan	+
10.5	Form of Stock Option Agreement, Non-Qualified Options, 1987 Plan	*
10.6	Amended and Restated 1988 Nonstatutory Stock Option Plan	*
10.7	Form of Stock Option Agreement, Non-Qualified Options, 1988 Plan	*
10.8	Amended and Restated 1992 Key Executive Stock Purchase Plan	*
10.9	Lease dated April 7, 1995 by and between Mistek Investment Group and OCTuS, Inc. for 8352 Clairemont Mesa Blvd., San Diego, CA 92111	+++
10.10	Standard Industrial Net Lease dated July 29, 1994 by and between Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes Canyon Road, Suite A, San Diego CA 92121	++
10.11	Lease Surrender Agreement dated April 8, 1995 (as amended May 31, 1995), by and between Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes Canyon Road, Suite A, San Diego, CA 92121	+++
10.12	Employment Agreement dated June 1, 1992 by and between OCTuS, Inc. and John C. Belden, as amended May 14, 1993 and February 16, 1995	#
10.16	Form of Indemnification Agreements entered into by and between OCTuS, Inc. and its officers and directors	*
10.17	401(k) Plan Document	*
10.18	Form of Unit Certificate	*
10.19	Directors 1993 Stock Option Plan, Form of Stock Option Agreement, Non-Qualified Options, 1993 Directors Stock Option Plan	+
10.20	Warrant, Caledonian European Securities Ltd., dated July 15, 1993	**
10.21	Warrant, Neil Haverty, dated July 15, 1993	**
10.22	Warrant, Maroon Bells Capital Partners, Inc., dated July 15, 1993	**
10.23	Promissory Note of Nolan K. Bushnell, dated as of February 8, 1993, payable to OCTuS, Inc.	**
10.24	Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS, Inc., dated February 8, 1993, as amended October 7, 1993	**
10.25	Purchase and Sale Agreement dated September 14, 1993 by and between OCTuS, Inc. and National Computer Systems, Inc.	**
10.26	Letter Agreement dated January 26, 1995 by and between OCTuS, Inc. and National Computer Systems, Inc.	#
10.27	Purchase and License Agreement dated March 7, 1995 by and between Cintech Tele-Management Systems, Inc. and OCTuS, Inc., as amended May 16, 1995	+++
10.28	Product Development and License Agreement dated September 5, 1995 by and between Ascom Telecommunications Limited and OCTuS, Inc.	!
10.29	Promissory Note dated December 1, 1995 from OCTuS, Inc. to Maroon Bells Capital Partners, Inc.	&
10.30	Stock and Warrant Purchase Agreement dated June 24, 1996 by and between OCTuS, Inc. and Advanced Technologies International, Ltd.	++
10.31	Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced Technologies International, Ltd. dated June 24, 1996	++
10.32	Agreement dated as of August 8, 1996 relating to settlement of claims among OCTuS parties and RAS/TAG parties.	&
11	Statements re: computation of (loss) earnings per share and shares used in per share calculation	+++
14	Code of Ethics
16.1	Letter dated March 13, 1996 from Price Waterhouse to the Securities and Exchange Commission	~
31.1	Section 302 Certification Annual Report on Form 10-KSB
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

_______________________________________________________________________________________________
*	Incorporated by reference from the Company's Form S-1, as amended, bearing the SEC registration number 33-51862, which was declared effective January 15, 1993.
**	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1993.
+	Incorporated by reference from the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1, bearing the SEC registration number 33-51862, which was declared effective January 6, 1995.
#	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1994 filed with the SEC April 17, 1995.
+++	Incorporated by reference from the Company's amended Annual Report on Form 10-KSB/A for the calendar year ended December 31, 1994 filed with the SEC July 6, 1995.
!	Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995 filed with the SEC November 13, 1995.
~	Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1996.
&	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the SEC on March 31, 1997.
++	Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996 filed with the SEC on August 12, 1996.

-i-

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
OCTuS, Inc.

We have audited the accompanying consolidated balance sheet of OCTuS, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 2003, and the results of its operations, and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

Denver, Colorado
February 19, 2004

-F 1-

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

ASSETS

CURRENT ASSETS
Cash	$22

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,238
Accounts payable and accrued expenses - related parties	16,138
Notes payable - related party	144,271

Total current liabilities	161,647

STOCKHOLDERS' (DEFICIT)
Series A preferred stock, $0.001 par value, 300,000 shares authorized, no shares issued or outstanding	-
Series B preferred stock, $0.001 par value, 910,000 shares authorized, no shares issued or outstanding	-
Series C 6.0% cumulative preferred stock, $0.001 par value, 250,000 shares authorized, 250,000 shares issued and outstanding	151,000
Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,468,420 shares issued and outstanding	6,468
Paid-in capital	22,692,667
Accumulated (deficit)	(23,011,760)

Total stockholders' (deficit)	(161,625)

$22

The accompanying notes are an integral part of these consolidated financial statements.

-F 2-

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002

Other revenue	$4,319	$-

General and administrative expenses	28,666	55,909

(Loss) from operations	(24,347)	(55,909)

Interest expense	(4,279)	(13,425)

Net (loss)	(28,626)	(69,334)

Preferred dividends	9,000	9,000

Net (loss) available to common shareholders	$(37,626)	$(78,334)

Per share information - basic and fully diluted
Weighted average shares outstanding	6,468,420	3,640,680

Net (loss) per common share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

-F 3-

OCTuS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Number of Series C Preferred Shares	Number of Common Shares	Series C Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit)	Total Shareholders' (Deficit)

Balance, December 31, 2001	250,000	361,170	$151,000	$361	$22,077,532	$(22,913,800)	$(684,907)

Related party debt converted into common stock at $0.10 per share	-	6,107,250	-	6,107	604,618	-	610,725

Capital contribution from shareholders	-	-	-	-	10,517	-	10,517

Net (loss)	-	-	-	-	-	(69,334)	(69,334)

Balance, December 31, 2002	250,000	6,468,420	151,000	6,468	22,692,667	(22,983,134)	(132,999)

Net (loss)	-	-	-	-	-	(28,626)	(28,626)

Balance, December 31, 2003	250,000	6,468,420	$151,000	$6,468	$22,692,667	$(23,011,760)	$(161,625)

The accompanying notes are an integral part of these consolidated financial statements.

-F 4-

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002

OPERATING ACTIVITIES
Net (loss)	$(28,626)	$(69,334)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Changes in:
Accounts payable and accrued expenses	(13,733)	(3,483)
Accounts payable and accrued expenses - related parties	12,696	55,670

Net cash (used in) operating activities	(29,663)	(17,147)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable - related party	29,482	17,350

Net cash provided by financing activities	29,482	17,350

Net increase (decrease) in cash	(181)	203

CASH AT BEGINNING OF YEAR	203	-

CASH AT END OF YEAR	$22	$203

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash for paid for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable-related party into common stock	$-	$426,511

Conversion of accrued interest-related party into common stock	$-	$184,214

Forgiveness of accrued interest - related party	$-	$10,517

Conversion of account payable-related party into note payable-related party	$85,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

-F 5-

OCTuS, Inc.

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 - Summary of significant accounting policies

Organization

OCTuS, Inc. (the "Company") was formed as a California corporation in 1983. On December 29, 2001, a majority of the shareholders voted to change the Company's state of incorporation from California to Nevada. In December 2003, the change was completed and the Company became a Nevada corporation. The Company was involved in the development of various printer controller technologies. However, the Company currently has no revenue generating operations and is currently seeking strategic alternatives.

Principles of consolidation

All of the subsidiaries of the Company are inactive. All significant intercompany transactions and balances, if any, have been eliminated in consolidation.

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

Revenue recognition

Revenue is recognized when earned.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values because these financial instruments are short term, their carrying amounts approximate fair values, or they are payable on demand.

-F 6-

OCTuS, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2003

Earnings (loss) per share

The Company follows Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

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

Recent pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 applies specifically to a number of financial instruments that issuers have historically presented in their financial statements as equity, or between the liabilities and equity sections of the balance sheet, rather than as liabilities. Generally, SFAS No. 150 is effective for financial instruments issued or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 caused the Company to reclassify certain mandatory redeemable preferred stock to current liabilities

-F 7-

OCTuS, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2003

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 2 - Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficits of $161,625 and an accumulated deficit of $23,011,760 as of December 31, 2003. In addition, the Company has generated recurring losses, aggregating $37,626 and $78,334 in 2003 and 2002, respectively, and has no revenue generating operations.

-F 8-

OCTuS, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2003

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

In December 2003, the Company changed its state of incorporation from California to Nevada. In so doing, the Company also changed its authorized no par value common stock to $0.001 par value common stock. For the purposes of financial statement presentation, all share and per share information has been restated to reflect the effect of the designated par value.

Preferred stock

As of December 31, 2003, effective with the Company's incorporation in the state of Nevada, the Company had authorized a total of 2,000,000 shares of $0.001 par value preferred stock. Of the Series A Preferred Stock, 300,000 shares are authorized and of the Series B Preferred Stock, 910,000 shares are authorized. There are no Series A or Series B shares outstanding. The Cumulative Series C Preferred Stock has 250,000 shares authorized, issued and outstanding. The Series classification of the remaining authorized preferred shares has not yet been determined and such designation is at the discretion of the board of directors.

-F 9-

OCTuS, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2003

These Series C Preferred Stock shares are senior in preference and priority with respect to the Company's Common Stock and any and all classes of the Company's Preferred Stock. The holder of the Series C Preferred Stock is entitled to receive cumulative dividends at the annual rate of $0.036 per share payable in cash when, and if, declared by the Company's Board of Directors. Dividends accrue on a cumulative basis on each share of Series C Preferred Stock whether or not declared or paid. The holder of each share of Series C Preferred Stock shall be entitled to 10 votes per share and are entitled to vote on all matters before Common Stock shareholders.

The Company has the right to redeem all (but not less than all) preferred stock for an aggregate price of $0.63 per share plus any and all unpaid dividends.

Cumulative dividends unpaid on Series C Preferred Stock amounted to $67,685 and $58,685 at December 31, 2003 and 2002, respectively. The Board of Directors has not formally declared a dividend on the Preferred Stock since issuance.

Compensatory Stock Option Plans

The Company has a stock option plan for option grants to directors, officers, employees and consultants of the Company. Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2003, all outstanding options were fully vested. As of December 31, 2003 the Company has reserved a total of 225,000 shares of common stock for exercise under the stock option plan.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model. No options have been granted during the years ended December 31, 2003 and 2002.

Transactions under all stock option plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2001	23,240	$ 34.40
Options granted	---	---
Options expired	(10,740)	34.40

Outstanding at December 31, 2002	12,500	5.00
Options granted	---	---
Options expired	---	---

Outstanding at December 31, 2003	12,500	$ 5.00

All outstanding stock options as of December 31, 2003 and 2002 have an exercise price of $5.00 per share. Of the 12,500 outstanding options as of December 31, 2003 and 2002, 2,500 expire during 2005 and 10,000 during 2006.

-F 10-

OCTuS, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2003

Note 4 - Notes payable - related party

Notes payable - related party consists of the following:

  Unsecured revolving promissory note, principal balance of $59,271, interest at 10%, interest and principal due on demand

  Unsecured promissory note, principal balance of $85,000, no interest, due on demand

Accrued interest related to the notes payable as of December 31, 2003 is $8,080 and is included in accounts payable and accrued expenses - related parties.

Note 5 - Income taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes," which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

Federal statutory income tax rate	34.00%
Valuation allowance	(34.00)%

---%

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	2003

Deferred tax assets (liabilities)
Net operating loss carry forward		$7,783,000

Less valuation allowance		(7,783,000)

Net deferred tax	$	---

At December 31, 2003, the Company has a Federal net operating loss carry forward of approximately $22,847,000, which expires through 2023 and a state net operating loss carry forward of approximately $296,000, which expires through 2007.

-F 11-

OCTuS, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2003

The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2003 was $11,000.

Note 6 - Related party transactions

Beginning January 1, 2003, the Chief Executive Officer (CEO) of the Company began earning $12,000 for consulting fees. In prior years, he received $42,000 per year. The total amount due under these agreements as of December 31, 2003 is $89,889. The Company issued a note payable to the CEO in the amount of $85,000 on September 26, 2003 and the balance of $4,889 is recorded in Accounts payable and accrued expenses-related parties. The Company has entered into a Consulting Agreement with the CEO for $1,000 per month through December 31, 2004.

A former officer and director paid certain bills on behalf of the Company. As of December 31, 2003 amounts owed to this individual totaled $3,169 and is included in Accounts payable and accrued expenses - related parties.

-F 12-