Form 10QSB
period 2004-03-31
OCTUS INC
filed 2004-05-13
CIK 891462

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _______________

Commission File Number 0-21092

OCTuS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	33-0013439

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16117 Martincoit Road, Poway CA 92064-2117

(Address of principal executive offices)

858-922-1219

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
April 28, 2004 (Date)	Common Stock, $0.001par value (Class)	6,468,420 (Number of Shares)
Series C Preferred Stock $0.001 par value (Class)	250,000 (Number of Shares)

Transitional Small Business Disclosure Format (check one):
Yes [ ]	No [X]

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2004

INDEX

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$51

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,718
Accounts payable and accrued expenses - related parties	20,706
Notes payable - related party	147,771

Total current liabilities	177,195

STOCKHOLDERS' (DEFICIT)
Series A preferred stock, $0.001 par value, 300,000 shares authorized, no shares issued or outstanding	-
Series B preferred stock, $0.001 par value, 910,000 shares authorized, no shares issued or outstanding	-
Series C 6.0% cumulative preferred stock, $0.001 par value, 250,000 shares authorized, 250,000 shares issued and outstanding	151,000
Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,468,420 shares issued and outstanding	6,468
Paid-in capital	22,692,667
Accumulated (deficit)	(23,027,278)

Total stockholders' (deficit)	(177,144)

$51

The accompanying notes are an integral part of these consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004		THREE MONTHS ENDED MARCH 31, 2003

Revenues	$-	$-

General and administrative expenses	13,970	8,604

(Loss) from operations	(13,970)	(8,604)

Interest expense	(1,548)	(1,041)

Net (loss)	(15,518)	(9,645)

Preferred dividends	2,250	2,250

Net (loss) available to common shareholders	$(17,768)	$(11,895)

Per share information - basic and fully diluted
Weighted average shares outstanding	6,468,420	6,468,420

Net (loss) per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2004	THREE MONTHS ENDED MARCH 31, 2003

OPERATING ACTIVITIES
Net cash (used in) operating activities	$(3,471)	$(6,529)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable - related party	3,500	7,000

Net cash provided by financing activities	3,500	7,000

Net increase in cash	29	471

BEGINNING CASH	22	203

ENDING CASH	$51	$674

The accompanying notes are an integral part of these consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

Note 1. Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2003 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficits of $177,144 and an accumulated deficit of $23,027,278 as of March 31, 2004.

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

Note 4. Related Party Transactions

During the three months ended March 31, 2004, a related party loaned the Company $3,500 for operations at 10% interest. The loan is unsecured and no terms have been determined on the repayment of these funds. The Company has recorded interest expense of $1,548 related to the note payable - related party during the three months ended March 31, 2004. As of March 31, 2004, $9,628 of interest expense related to this note payable was unpaid and included in accounts payable and accrued expenses - related parties.

During the three months ended March 31, 2004, the Company incurred $3,000 of consulting expense, related to an agreement with the President of the Company in which he will provide consulting services at a monthly rate of $1,000. As of March 31, 2004, $92,909 of expenses related to this agreement was unpaid of which $ 7,909 is included in accounts payable and accrued expenses - related parties. The balance of $85,000 is included in Notes Payable - related parties.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2004

NET SALES. There were no revenues for the three months ended March 31, 2004.

GENERAL AND ADMINISTRATIVE. The Company recorded $13,970 for general and administrative expenses for the three months ended March 31, 2004, a increase of $5,366 from the same period in 2003. The primary expenses of the Company are consulting fees of $3,000 paid to the President of the Company and professional fees associated with being a publicly traded company.

NET LOSS. Net loss from operations for the three months ended March 31, 2004 was $15,518 as compared to a $9,645 loss for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES. For the three months ended March 31, 2004, the Company posted a net loss of$17,768. Cash on hand on March 31, 2004 was $51. Although the Company has actively been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

RISK FACTORS, WHICH MAY AFFECT FUTURE RESULTS

HISTORY OF OPERATING LOSSES

For the calendar year ended December 31, 2003, the Company recorded a net loss of $28,626. For the calendar year ended December 31, 2002, the Company recorded a loss of $69,334.

At December 31, 2003, the Company had no tangible assets, negative working capital, an accumulated deficit of $23,011,760 and a shareholders' deficit of $161,625.

NEED FOR ADDITIONAL CAPITAL

The Company's cash on hand as of March 31, 2004 was $51, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A a Panamanian company, the Company's majority shareholder. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

TRANSACTIONS WITH AFFILIATES

The Company has been a party to certain transactions with related persons and affiliates. The Company believes that all such transactions were in its best interests on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and disinterested and independent members of the Board of Directors approved each transaction.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and has no legal proceedings pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NOTES AND ADVANCES PAYABLE

For the three months ended March 31 2004, Grupo Dynastia S. A. advanced $3,500 to the company bearing interest at the rate of 10% per annum.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the first quarter of the fiscal year covered by this report.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.
31.1	Section 302 Certification
32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OCTuS, INC.

Date: May 13, 2004	/s/ John C. Belden ---------------------------- John C. Belden President & CEO / Chief Financial Officer

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------