Form 10QSB
period 2004-09-30
OCTUS INC
filed 2004-11-10
CIK 891462

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
October 31, 2004 (Date)	Common Stock, $0.001par value (Class)	6,468,420 (Number of Shares)
Series C Preferred Stock $0.001 par value (Class)	250,000 (Number of Shares)

Transitional Small Business Disclosure Format (check one):
Yes [ ]	No [X]

----------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

INDEX

----------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$347

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$800
Accounts payable and accrued expenses - related parties	30,530
Notes payable - related party	175,271

Total current liabilities	206,601

STOCKHOLDERS' (DEFICIT)
Series A preferred stock, $0.001 par value, 300,000 shares authorized, no shares issued or outstanding	-
Series B preferred stock, $0.001 par value, 910,000 shares authorized, no shares issued or outstanding	-
Series C 6.0% cumulative preferred stock, $0.001 par value, 250,000 shares authorized, 250,000 shares issued and outstanding	151,000
Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,468,420 shares issued and outstanding	6,468
Paid-in capital	22,692,667
Accumulated (deficit)	(23,056,389)

Total stockholders' (deficit)	(206,254)

$347

The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2004	THREE MONTHS ENDED SEPTEMBER 30, 2003	NINE MONTHS ENDED SEPTEMBER 30, 2004	NINE MONTHS ENDED SEPTEMBER 30, 2003

Other income	$-	$4,319	$-	$4,319

General and administrative expenses	6,939	9,615	39,257	25,007

(Loss) from operations	(6,939)	(5,296)	(39,257)	(20,688)

Interest expense	(1,980)	(1,068)	(5,372)	(3,077)

Net (loss)	(8,919)	(6,364)	(44,629)	(23,765)

Preferred dividends	2,250	2,250	6,750	6,750

Net (loss) available to common shareholders	$(11,269)	$(8,614)	$(51,379)	$(30,515)

Per share information - basic and fully diluted Weighted average shares outstanding	6,468,420	6,468,420	6,468,420	6,468,420

Net (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, 2004	NINE MONTHS ENDED SEPTEMBER 30, 2003

OPERATING ACTIVITIES
Net cash (used in) operating activities	$(18,675)	$(11,453)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable - related party	19,000	11,500

Net cash provided by financing activities	19,000	11,500

Net increase (decrease) in cash	325	(47)

BEGINNING CASH	22	203

ENDING CASH	$347	$250

The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------------------------------------------------

OCTuS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficits of $206,254 and an accumulated deficit of $23,056,389 as of September 30, 2004.

The Company is currently seeking a viable business to merge with and, in addition, is seeking equity capital. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. The Company is reliant on a related party to provide working capital. In addition, the Company has no revenue generating operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4. Related Party Transactions

During the nine months ended September 30, 2004, a related party loaned the Company an additional $19,000 for operations at 10% interest. The loan is unsecured and no terms have been determined on the repayment of these funds. The Company has recorded interest expense of $5,372 related to the note payable - related party during the nine months ended September 30, 2004. As of September 30, 2004, $13,452 of interest expense related to this note payable was unpaid and included in accounts payable and accrued expenses - related parties.

During the nine months ended September 30, 2004, the Company incurred $9,000 of consulting expense, related to an agreement with the President of the Company in which he will provide consulting services at a monthly rate of $1,000. As of September 30, 2004, $98,909 of expenses related to this agreement was unpaid of which $13,909 is included in accounts payable and accrued expenses - related parties. The balance of $85,000 is included in Notes Payable - related parties.

----------------------------------------------------------------------------------------------------------------------------------------------------------------------

By written resolution of the Board of Directors, Mr. Robert A. Freeman, a Director of the company since October 1983, has been granted a director's fee of $12,000 for the 10-year period ended June 30, 2004. This fee was unpaid as of September 30, 2004 and is included in notes payable -related parties.

Item 2. Management's Discussion and Analysis of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2004

NET SALES. There were no revenues for the three months ended September 30, 2004.

GENERAL AND ADMINISTRATIVE. The Company recorded $6,939 for general and administrative expenses for the three months ended September 30, 2004, a decrease of $2,676 from the same period in 2003. The primary expenses of the Company are consulting fees of $3,000 paid to the President of the Company and professional fees associated with being a publicly traded company. The reason for the increase of $2,676 from 2003 to 2004 is the result of reduced Franchise Taxes.

NET LOSS. Net loss from operations for the three months ended September 30, 2004 was $6,939 as compared to a $5,296 loss for the same period in 2003. The increase loss was the result of a reduction in Other Income of $4,319.

LIQUIDITY AND CAPITAL RESOURCES. For the three months ended September 30, 2004, the Company posted a net operating loss of $6,939. Cash on hand on September 30, 2004 was $347. Although the Company has been pursuing licensing arrangements and new investments, there can be no assurance that any licensing agreements and/or new investments will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED September 30, 2004

NET SALES. There were no revenues for the nine months ended September 30, 2004.

GENERAL AND ADMINISTRATIVE. The Company recorded $39,257 for general and administrative expenses for the nine months ended September 30, 2004, an increase of $14,250 from the same period in 2003. The primary expenses of the Company are consulting fees of $3,000 paid to the President of the Company and professional fees associated with being a publicly traded company. The primary reason for the increase of $14,250 from 2003 to 2004 is the result of director's fees of $12,000 granted for services for the 10-year period ended June 30, 2004.

NET LOSS. Net loss from operations for the nine months ended September 30, 2004 was $39,257 as compared to a $20,688 loss for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES. For the nine months ended September 30, 2004, the Company posted a net operating loss of $39,257. Cash on hand on September 30, 2004 was $347. Although the Company has been pursuing licensing arrangements and new investment, there can be no assurance that any licensing agreements and/or new investment will be entered into by the Company, or that the terms of any such agreements will be on terms favorable to the Company. Should the Company be unable to obtain additional revenues and/or raise additional capital, it could be forced to curtail operations or cease business activities altogether.

RISK FACTORS, WHICH MAY AFFECT FUTURE RESULTS

HISTORY OF OPERATING LOSSES

For the calendar year ended December 31, 2003, the Company recorded a net loss of $28,626. For the calendar year ended December 31, 2002, the Company recorded a loss of $69,334.

----------------------------------------------------------------------------------------------------------------------------------------------------------------------

At December 31, 2003, the Company had no tangible assets, negative working capital, an accumulated deficit of $23,011,760 and a shareholders' deficit of $161,625.

NEED FOR ADDITIONAL CAPITAL

The Company's cash on hand as of September 30, 2004 was $347, which is inadequate to meet the Company's budgeted operating requirements. Additional cash resources are required to sustain the Company's operations. Since September 2000 operations have been funded by loans from Grupo Dynastia S.A a Panamanian company, the Company's majority shareholder. It should be noted that the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital when and as needed, it could be forced to cease business activities altogether. It is unlikely that the Company will be able to raise additional capital without dramatically diluting the existing equity ownership of the Company's Common stockholders.

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

DESCRIPTION OF PROPERTY

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

----------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NOTES AND ADVANCES PAYABLE

For the three months ended September 30, 2004, Grupo Dynastia S. A. advanced $5,000 to the Company bearing interest at the rate of 10% per annum. For the nine months ended September 30, 2004, Grupo Dynastia S. A. advanced $19,000 to the Company bearing interest at the rate of 10% per annum.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the first quarter of the fiscal year covered by this report.

ITEM 5. OTHER INFORMATION

Director Bradley W. Nemeth resigned effective August 31, 2004

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.
31.1	Section 302 Certification
32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (18 U.S.C. Section 1350)

----------------------------------------------------------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OCTuS, INC.

Date: October 31, 2004	/s/ John C. Belden ---------------------------- John C. Belden President & CEO / Chief Financial Officer

----------------------------------------------------------------------------------------------------------------------------------------------------------------------