Form 10KSB
period 2004-12-31
OCTUS INC
filed 2005-04-18
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended:                            Commission File Number:
       December 31, 2004                                         0-21092

                                     OCTuS, INC.
                                     -----------
             (Name Of Small Business Issuer As Specified In Its Charter)


             Nevada                                           33-0013439
(State Or Other Jurisdiction Of                            (I.R.S. Employer
 Incorporation Or Organization)                          Identification No.)


                  Ave. Balboa Edificio Los Defines 100 Mezanina
                               Panama City, Panama
                    (Address Of Principal Executive Offices)

                 Issuer's telephone number, including area code:
                              (011) (507) 265-1555

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

The aggregate market value of the voting stock held by nonaffiliates of the
Issuer: $ 10,026,051 as of April 4, 2005.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:
              Class: Common Stock, $0.001 Par Value: 6,468,420 shares outstanding at December 31, 2004
              Class: Series C Preferred, $0.001 Par Value: 250,000 shares outstanding at December 31, 2004

Documents Incorporated by Reference:  None.

                                             TABLE OF CONTENTS

PART I                                                                                                 3
------

Item 1.           Description of Business                                                              3
                  -----------------------

Item 2.           Description of Property                                                              5
                  -----------------------

Item 3.           Legal Proceedings                                                                    5
                  -----------------

Item 4.           Submission of Matters to a Vote of Security Holders                                  5
                  ---------------------------------------------------

PART II                                                                                                6
-------

Item 5.           Market for Common Equity and Related Stockholder Matters                             6
                  --------------------------------------------------------

Item 6.           Management's Discussion and Analysis or Plan of Operations                           6
                  ----------------------------------------------------------

Item 7.           Consolidated financial statements                                                    8
                  ---------------------------------

Item 8.           Changes In and Disagreements with Accountants on Accounting and Financial            8
                  --------------------------------------------------------------------------
                  Disclosure
                  ----------

Item 8A.          Controls and Procedures                                                              8
                  -----------------------

Item 8B.          Other Information                                                                    8
                  -----------------
PART III                                                                                               8
--------

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with        8
                  ------------------------------------------------------------------------------
                  Section 16(a) of the Exchange Act
                  ---------------------------------
                                                                                                       9
Item 10.          Executive Compensation

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related          10
                  ---------------------------------------------------------------------------
                  Stockholder Matters
                  -------------------

Item 12.          Certain Relationships and Related Transactions                                      11
                  ----------------------------------------------

Item 13.          Exhibits                                                                            11
                  ---------

Item 14.          Principal Accountant Fees and Services                                              11
                  --------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     INTRODUCTION
OCTuS, Inc. ("we," the "Company" or "OCTuS") was incorporated in October 1983 under the laws of the State of California. On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada. In December 2003, this change was completed and we became a Nevada corporation. In December 1991, in connection with our shift in focus from the laser printer to the computer-telephone integration market, we changed our name from Office Automation Systems, Inc. to OCTuS, Inc. In January 1993, we completed an initial public offering of 100,000 units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock. Our Common Stock (OCTS), Warrants (OCTSW) and Units (OCTSU) have traded on the OTC Bulletin Board until February of 2000 when it started trading on Pink Sheets.

The core of our technology from our inception until 1991 was comprised of software for use in controllers for laser printers and related imaging devices. We incorporated this technology into our own LaserPro(R) laser printer products and also licensed the technology to third parties. In 1991, because of low margins and competition, we shifted our primary focus from laser printer controller technology to the development of the OCTuS PTA product line.

As of this date, we are actively seeking such alternative business opportunities, which may include acquisition of other software products, or acquisition of some other technology. Although we are seeking such opportunities, it is unlikely that we will be able to consummate any such transaction, which would generate sufficient revenues to sustain our operations. We anticipate that additional capital will likely have to come from issuing additional equity interest, which cannot occur without dramatically diluting the existing equity ownership of our Common stockholders.

INTELLECTUAL PROPERTY. We do not own any patents, trademarks, domain names, copyrights, licenses, concessions or royalty rights.

GOVERNMENT REGULATION. We do not believe that any governmental regulations impact our current operations, as they are minimal. These include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire and safety departments .

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future.

     EMPLOYEES
As of December 31, 2004, we have one employee. We did not add to our workforce during the year ended December 31, 2004; our President, John C. Belden, resigned on December 15, 2004. Effective immediately, Josie Ben Rubi was appointed by the Board of Directors to replace Mr. Belden to serve as President.

FACTORS THAT MAY AFFECT FUTURE RESULTS.
     HISTORY OF OPERATING LOSSES
For the calendar year ended December 31, 2004, we recorded a net loss of $58,979. For the calendar year ended December 31, 2003, we recorded a net loss of $28,626. At December 31, 2004, we had no tangible assets, negative working capital, an accumulated deficit of $ 23,070,739 and a total stockholders' deficit of $220,604. Considering that at this time, we have no product available for sale, we will continue to generate losses. Unless we acquire a new technology or product it is unlikely that we will be profitable in the future.

  NEED FOR ADDITIONAL CAPITAL
Our cash on hand as of December 31, 2004 was $210, which is inadequate to meet our budgeted operating requirements. Additional cash resources are required to sustain our operations. Since September 2000 Grupo Dynastia S.A, a Panamanian company, our principal shareholder has funded our operations through loans. It should be noted that we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to us. Should we be unable to obtain additional capital when and as needed, we could be forced to cease business activities altogether. It is unlikely that we will be able to raise additional capital without dramatically diluting the existing equity ownership of our Common stockholders.

     RESTRUCTURING OF OPERATIONS
We have undergone substantial restructuring in recent years, primarily as a result of continued operating losses. This restructuring included a substantial reduction in our workforce to one employee as well as relocation of its headquarters to another facility with lower operating costs. Until December 15, 2004, Mr. John Belden was our sole executive officer. Mr. Ronald A. Newcomb joined the Board of Directors in December 1998 and served as Chairman of the Board until December 29, 2001 at which time he did not stand for re-election and was replaced on the Board of Directors by Bradley W. Nemeth. Mr. Belden was appointed to serve as President. Director Nemeth resigned on August 31, 2004 and was not replaced. On December 15, 2004, Robert A Freeman resigned as our Director and Secretary and: John C. Belden resigned as our President, CEO and CFO. Concurrent with the resignation of Directors Freeman and Belden, Mr. Josie Ben Rubi was appointed our President, CEO, CFO and Secretary.

Although this restructuring effected a major reduction in our operating expenses, our cash on hand continues to be insufficient to meet our present operating expenses. Without a substantial infusion of capital or generation of revenue, we will be required to cease our business operations altogether.

     TRANSACTIONS WITH AFFILIATES
We have been a party to certain transactions with related persons and affiliates. We believe that all such transactions were in our best interests and on terms no less favorable to us than could have been obtained from unaffiliated third parties and each transaction was approved by disinterested and independent members of the Board of Directors. However, such agreements were not always reached as the result of arms-length negotiations. In June 1996, we sold 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) to Advanced Technologies International, Ltd. ("ATI") for $151,000, and issued warrants to purchase up to an additional 150,000 shares of our Common Stock at an exercise price according to the following schedule: $8.60 per share for the first 50,000 shares, $10.00 per share for the second 50,000 shares, and $15.00 per share for the final 50,000 shares.

We had been meeting our liquidity needs through loans from ATI until August 1998 when ATI ceased funding us and subsequently declared bankruptcy. During 2000, the note, stock and warrants were transferred in to Grupo Dynastia S. A., a Panamanian company. There is no assurance that Grupo Dynastia S. A. or subsequent owners of the notes and warrants will continue to fund us or that exercise of the warrants will enable us to repay such loans. Should we be unable to obtain additional revenues, and/or raise additional capital, it could be forced to cease business activities altogether. On April 25, 2001, the Grupo Dynastia S. A. negotiated a lower exercise price of $0.40 per share, and 150,000 options were exercised in payment of a note payable and accrued interest totaling $60,000. Grupo Dynastia S.A. has advanced operating funds to OCTuS since that time under a note agreement that bears interest at 10% and is due on demand. The loan balance as of December 31, 2004 was $88,271.

     NOTES AND ADVANCES PAYABLE
From September 2000 through December 2000, Grupo Dynastia S. A. advanced us $32,168 which was secured by notes bearing interest at the rate of 10% per annum. From January 2001 through March 2001, Grupo Dynastia S.A advanced us another $25,000 which was secured by notes bearing interest at the rate of 10% per annum. On April 25, 2001, Grupo Dynastia, S.A. converted 150,000 warrants to 150,000 shares our restricted common stock in exchange for reducing the outstanding notes due Grupo Dynastia, S.A. by $60,000. From September 2000 through December 2000, Grupo Dynastia S. A. advanced us $32,168 which was secured by notes bearing interest at the rate of 10% per annum. From January 2001 through December 2001, Grupo Dynastia S.A advanced us an additional $34,500 which was secured by notes bearing interest at the rate of 10% per annum. From January 2002 through December 2002, Grupo Dynastia S.A. advanced us $46,832 which was secured by notes bearing interest at the rate of 10% per annum. From January 2003 to December 2003, Grupo Dynastia S.A. advanced us a total of $29,482 which was secured by notes bearing interest at 10% per annum. From January 2004 to December 2004, Grupo Dynastia S.A. advanced us a total of $29,000 which was secured by notes bearing interest at 10% per annum See Item 3.

     TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF
STOCK PRICE
In January 1993, we completed an initial public offering of 100,000 Units, each unit comprised of one share of Common Stock and one Common Stock Purchase Warrant. These securities were quoted on the NASDAQ Small Cap Market until February 1, 1995, at which time they were delisted because we were unable to meet that market's minimum capital and surplus requirements. The securities now trade on the Over-The -Counter Bulletin Board, maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets. While we intend to reapply for listing on the NASDAQ Small Cap Market if conditions are favorable for us to do so, there can be no assurance that our application for relisting our securities will be accepted by the NASDAQ Small Cap Market

The market price of our Common Stock, Units, and Warrants, like that of the securities of many other high technology companies, has been highly volatile. Factors such as fluctuation in our operating results, announcements of technological innovations or new products by us or our competitors, developments in our strategic alliances with other companies, and general market conditions may have a significant effect on the market price of the Common Stock. See table in Part II, Item 5, "Market for Common Equity and Related Stockholder Matters."

     EFFECT OF CERTAIN ANTI-TAKEOVER CHARTER AND BYLAW PROVISIONS
Certain provisions of our Amended and Restated Articles of Incorporation (the "Articles") and Bylaws could have the effect of making it more difficult for a third party to acquire us, or could discourage a third party from attempting to acquire, control of us. Such provisions may limit or reduce the price that investors might be willing to pay for shares of the Common Stock. Certain of such provisions allow us to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The Articles also provide for a classified board in the event our shares are traded on a national securities exchange or the NASDAQ National Market. A classified board could make it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of the board.

ITEM 2.   DESCRIPTION OF PROPERTY

PROPERTY HELD. As of the date specified in the following table, we held the following property:

================================ ===================== =======================
                  Property         December 31, 2004     December 31, 2003
-------------------------------- --------------------- -----------------------
Cash                                      $210                   $22
-------------------------------- --------------------- -----------------------
Property and Equipment, net                $0                    $0
================================ ===================== =======================

OUR FACILITIES. From November 1999 to December 2003, we used only floor space in the office of its sole officer, John Belden at 600"B" Street 18th Floor San Diego, CA. From December 15, 2003 until December 15, 2004, our offices were located in Mr. Belden's office at 16117 Martincoit Road Poway, CA 92064. Effective December 15, 2004, our offices are located at Ave. Balboa Edificio Los Defines 100 Mezanina, Panama City, Panama.

We pay no rent, which would be negligible, for the use of this space. We do not maintain any other leases for office space and owns no real property. We believe these facilities are adequate for our requirements.

ITEM 3.   LEGAL PROCEEDINGS.
We are not currently involved in any legal proceedings and have no legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of the shareholders during the year ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

REPORTS TO SECURITY HOLDERS. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Market Information. Our common stock is eligible for quotation on the Over-the-Counter Bulletin Board under the symbol "OCTU".

Our Common Stock, Units and Warrants were previously quoted on the NASDAQ Small-Cap Market under the symbols OCTS, OCTSU and OCTSW, respectively, upon completion of our initial public offering on January 15, 1993 until February 1, 1995. On February 1, 1995, our securities were delisted from the NASDAQ Small-Cap Market because we were unable to meet that market's minimum capital and surplus requirements. Since February 1, 1995, our securities have eligible for quotation on the OTC Bulletin Board.

Set forth below are the ranges of high and low bid prices for each quarter for the Common Stock as reported by NASDAQ for the periods from January 1, 2003 through December 31, 2004. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.

                                  COMMON STOCK

QUARTER ENDED                          HIGH                       LOW
------------                           ----                       ----
March 31, 2003                          .04                       .04
June 30, 2003                           .05                       .05
September 30, 2003                      .05                       .05
December 31, 2003                       .06                       .06
March 31, 2004                          .15                       .15
June 30, 2004                           .54                       .54
September 30, 2004                      .51                       .12
December 31, 2004                       .06                       .06


The closing price of our Common Stock on the OTC Bulletin Board was $1.55 per share on March 22, 2005, the last date of reported trading activity.

DIVIDENDS. We have never declared or paid cash dividends on its Common Stock and has no current intention to declare or pay any dividends on our Common Stock in the foreseeable future. We intend to retain its earnings, if any, for the development of our business. On January 15, 1998, public and underwriter's 5-year warrants, issued pursuant to our initial public offering lapsed and expired.

DESCRIPTION OF CAPITAL STOCK. Our authorized capital stock consists of the following:

     o Common stock, $0.001 par value, 100,000,000 shares authorized, 6,468,420 shares issued and outstanding
     o Series A preferred stock, $0.001 par value, 300,000 shares authorized, no shares issued or outstanding
     o Series B preferred stock, $0.001 par value, 910,000 shares authorized, no shares issued or outstanding
     o Series C 6.0% cumulative preferred stock, $0.001 par value, 250,000 shares authorized, 250,000 shares issued and outstanding
     o Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no shares issued or outstanding

Holders of shares of our common stock are entitled to receive dividends when and as declared by our Board of Directors from funds legally available therefore. All the shares of our common stock have equal voting rights and are nonassessable. Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders our equity securities upon our liquidation. Holders of our common stock do not have preemption rights.

As of April 4, 2005, there were approximately 280 holders of our Common Stock, and one holder of our Series C Preferred Stock, our only outstanding classes of securities.

Recent Sales of Unregistered Securities. We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

EQUITY COMPENSATION PLANS. We do not currently have securities authorized for issuance under any equity compensation plans.

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the audited consolidated financial statements and notes thereto which begin on page F-1 of this report as of December 31, 2004 and for the years ended December 31, 2004 and 2003.

     OVERVIEW
OCTuS was incorporated in 1983 to develop a low cost controller for laser printers. By the end of 1985, we had developed a laser printer controller with a proprietary page description language, which we incorporated into laser printers and marketed under the LaserPro(R) trademark. We were also licensing our laser printer controller technology. This strategy produced increasing sales and profits until mid-1989 when profits began to decline primarily as a result of low margins and other competitive reasons caused by the high cost of the necessary component parts in relation to the competitive market price and the dominant market position of larger high-volume competitors. Although we cannot guarantee this will be the case, we do not expect the foregoing factors to significantly affect the OCTuS PTA line of products because we believe that software products do not rely so heavily on component parts supplied by other manufacturers. While royalties from printer licensing agreements provided working capital, we began to suffer operating losses in 1989, which have continued through the present.

In early 1991, we began shifting its emphasis from laser printer controller products to the development of its new product line. Since 1991, we have made significant changes to our business, management and operations. However, until September 1993, substantially all of our revenues were derived from business activities involving our laser printer technology and technology licensing agreements. In September 1993, we sold substantially all of the assets and inventory of the laser printer business to National Computer Systems, Inc. ("NCS"). Since that time, we have not generated significant revenues from sales of our OCTuS PTA product due to poor product sales and lack of broad market acceptance. As a result, in 1994, we needed to significantly downsize our staff and reduce our operating expenses, which continued into 1995. See Part I, "Description of Business," "--Employees," and "--Factors Which May Affect Future Results," "---Restructuring of Operations."

In March 1995, we engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. Since that time, we have focused our efforts on the licensing our OCTuS PTA technology to third parties for incorporation by such parties into their own respective product lines. Although several companies have expressed interest in licensing our technology, we have not entered into any significant licensing arrangements to date, nor can we give assurance that the revenue from any such licensing agreements will be sufficient to sustain our operations. In such case, we will be required to curtail business altogether. In March of 1997, Cintech elected not to renew its agreement with us, thereby leaving us without a current means of distributing our products. See
Part I, "Description of Business," "--OCTuS PTA",

The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 2004 and 2003.

     LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2004 we incurred a net loss of $58,979. Cash on hand as of December 31, 2004 was $210. Management believes that without an influx of significant new funds, we will not be able to sustain our operations through the rest of 2005. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether. See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."

 RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
INCOME. We had no income during the year ended December 31, 2004 compared to the year ended December 31, 2003, when we recognized $4,319 of other income resulting from the write-off of accounts payable expired due to statute of limitations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for calendar year 2004 increased $22,928 from $ 28,666 in the fiscal year ending December 31, 2003 to $51,594 in the fiscal year ending December 31, 2004. The increased expenses were primarily due to higher legal and accounting fees ($9,650) and accrued director's fees ($12,000).

INTEREST EXPENSE. Interest expense for the year ended December 31, 2004 increased $3,106 from $4,279 to $7,385. The primary reason for the increase was higher notes payable balances during 2004 compared to 2003.

NET LOSS/INCOME. We experienced a net loss of $58,979 for the fiscal year ended December 31, 2004. This reflects an increased loss of $30,353 from the loss of $28,626 for the fiscal year ended December 31, 2003.

 LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS
As of December 31, 2004, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Management believes that without an influx of significant new funds, we will not be able to sustain our operations through the rest of 2005. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether.

As of this date, we are actively seeking alternative business opportunities, which may include acquisition of other software products, or acquisition of some other technology. Although we are seeking such opportunities, it is unlikely that we will be able to consummate any such transaction, which would generate sufficient revenues to sustain our operations. We anticipate that additional capital will likely have to come from issuing additional equity interest, which cannot occur without dramatically diluting the existing equity ownership of our Common stockholders.

DESCRIBE ANY OTHER REQUIREMENTS TO KEEP OPERATING FOR THE NEXT YEAR, ANY OTHER ACTIVITIES FORECAST FOR THE NEXT YEAR.

See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.



                                   OCTuS, Inc.
                                Table of Contents

                                                                        Page

Report of Independent Registered Public Accounting Firm                 F-1
--------------------------------------------------------

Consolidated Balance Sheet                                              F-2
---------------------------

Consolidated Statements of Operations                                   F-3
---------------------------------------

Consolidated Statement of Changes in Stockholders' (Deficit)            F-4
-------------------------------------------------------------

Consolidated Statements of Cash Flows                                   F-5
----------------------------------------

Notes to Consolidated Financial Statements                           F-6 - F-13
---------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
OCTuS, Inc.

We have audited the accompanying consolidated balance sheet of OCTuS, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 2004, and the results of its operations, and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has working capital and stockholders' deficits and no revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 29, 2005

                                               OCTuS, INC.
                                        CONSOLIDATED BALANCE SHEET
                                            DECEMBER 31, 2004

                                                 ASSETS

CURRENT ASSETS
        Cash                                                                          $            210
                                                                                      =================




                                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

        Accounts payable and accrued expenses - related parties                       $         35,543
        Notes payable - related parties                                                        185,271
                                                                                      ----------------
               Total current liabilities                                                       220,814
                                                                                      ----------------

STOCKHOLDERS' (DEFICIT)
        Series A preferred stock, $0.001 par value, 300,000 shares authorized, no
        shares issued or outstanding                                                              -
        Series B preferred stock, $0.001 par value, 910,000 shares authorized, no
        shares issued or outstanding                                                              -
        Series C 6.0% cumulative preferred stock, $0.001 par value, 250,000 shares
        authorized, 250,000 shares issued and outstanding                                      151,000
        Undesignated preferred stock, $0.001 par value, 540,000 shares authorized,
        no shares issued or outstanding                                                           -
        Common stock, $0.001 par value, 100,000,000 shares authorized, 6,468,420
        shares issued and outstanding                                                            6,468
        Paid-in capital                                                                     22,692,667
        Accumulated (deficit)                                                             (23,070,739)
                                                                                      ----------------
               Total stockholders' (deficit)                                                 (220,604)
                                                                                      ----------------

                                                                                      $            210
                                                                                      ================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                               OCTuS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                    2004                     2003
                                                            ---------------------   ----------------------
Other revenue                                               $                  -    $                4,319
                                                            ---------------------   ----------------------

General and administrative expenses                                       51,594                    28,666
                                                            ---------------------   ----------------------
(Loss) from operations                                                   (51,594)                  (24,347)

Interest expense                                                          (7,385)                   (4,279)
                                                            ---------------------   ----------------------
Net (loss)                                                               (58,979)                  (28,626)

Preferred dividends                                                        9,000                     9,000
                                                            ---------------------   ----------------------
Net (loss) available to common shareholders                 $            (67,979)   $              (37,626)
                                                            =====================   ======================
Per share information - basic and fully diluted
Weighted average shares outstanding                                    6,468,420                 6,468,420
                                                            =====================   ======================

Net (loss) per common share                                 $              (0.01)   $                (0.01)
                                                            =====================   ======================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   OCTuS, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                   Number of
                                   Series C     Number of     Series C                                                    Total
                                   Preferred     Common       Preferred      Common        Paid-in      Accumulated   Stockholders'
                                    Shares       Shares         Stock        Stock         Capital       (Deficit)     (Deficit)
                                  ----------    ---------  ------------   ----------    -------------  -------------- ------------
Balance, December 31, 2002          250,000     6,468,420  $    151,000   $    6,468    $  22,692,667  $ (22,983,134) $  (132,999)

    Net (loss)                         -            -              -             -              -            (28,626)     (28,626)


Balance, December 31, 2003          250,000     6,468,420       151,000        6,468       22,692,667    (23,011,760)    (161,625)

    Net (loss)                                                                                               (58,979)     (58,979)


Balance, December 31, 2004          250,000     6,468,420  $    151,000   $    6,468    $  22,692,667  $ (23,070,739) $  (220,604)





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                               OCTuS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED
                                                                                DECEMBER 31,
                                                                           2004               2003
                                                                       --------------   ---------------
OPERATING ACTIVITIES
  Net (loss)                                                           $      (58,979)  $       (28,626)
  Adjustments to reconcile net (loss) to net cash (used in)
  operating activities:

  Changes in:
    Accounts payable and accrued expenses                                      (1,238)          (13,733)
    Accounts payable and accrued expenses - related parties                    31,405            12,696
                                                                       --------------   ---------------
      Net cash (used in) operating activities                                 (28,812)          (29,663)
                                                                       --------------   ---------------

INVESTING ACTIVITIES
      Net cash (used in) investing activities                                       -                 -
                                                                       --------------   ---------------

FINANCING ACTIVITIES
  Proceeds from notes payable - related party                                  29,000            29,482
                                                                       --------------   ---------------
        Net cash provided by financing activities                              29,000            29,482
                                                                       --------------   ---------------

         Net increase (decrease) in cash                                          188              (181)

CASH AT BEGINNING OF YEAR                                                          22               203
                                                                       --------------   ---------------

CASH AT END OF YEAR                                                    $          210   $            22


SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                           $            -   $             -
                                                                       ==============   ===============

    Income taxes                                                       $            -   $             -
                                                                       ==============   ===============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

  Conversion of account payable-related party into note
  payable-related party                                                $       12,000   $        85,000
                                                                       ==============   ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   OCTUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

REVENUE RECOGNITION

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values because these financial instruments are short term, their carrying amounts approximate fair values, or they are payable on demand.

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

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

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

RECENT PRONOUNCEMENTS

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficits of $220,604 and an accumulated deficit of $23,070,739 as of December 31, 2004. In addition, the Company has generated recurring losses, aggregating $58,979 and $28,626 in 2004 and 2003, respectively, and has no revenue generating operations.

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

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004


NOTE 3 - STOCKHOLDERS' (DEFICIT)

COMMON STOCK

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

These Series C Preferred Stock shares are senior in preference and priority with respect to the Company's Common Stock and any and all classes of the Company's Preferred Stock. The holder of the Series C Preferred Stock is entitled to receive cumulative dividends at the annual rate of $0.036 per share payable in cash when, and if, declared by the Company's Board of Directors. Dividends accrue on a cumulative basis on each share of Series C Preferred Stock whether or not declared or paid. The holder of each share of Series C Preferred Stock shall be entitled to 10 votes per share and is entitled to vote on all matters before Common Stock shareholders.

The Company has the right to redeem all (but not less than all) preferred stock for an aggregate price of $0.63 per share plus any and all unpaid dividends.

Cumulative dividends unpaid on Series C Preferred Stock amounted to $76,685 and $67,685 at December 31, 2004 and 2003, respectively. The Board of Directors has not formally declared a dividend on the Preferred Stock since issuance.

COMPENSATORY STOCK OPTION PLANS

The Company has a stock option plan for option grants to directors, officers, employees and consultants of the Company. Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2004 the Company has reserved a total of 225,000 shares of common stock for exercise under the stock option plan.

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model. No options have been granted during the years ended December 31, 2004 and 2003.

All outstanding stock options as of December 31, 2003 and 2002 have an exercise price of $5.00 per share. Of the 12,500 outstanding options as of December 31, 2003, all expired in 2004 because the option holders resigned as officers and directors of the company. Transactions under all stock option plans are summarized as follows:

                                        NUMBER OF              WEIGHTED AVERAGE
                                         SHARES                 EXERCISE PRICE


Outstanding at December 31, 2002             12,500            $          5.00
         Options granted                        ---                        ---
         Options expired                        ---                        ---
                                      -------------            ---------------
Outstanding at December 31, 2003             12,500            $          5.00
         Options granted                        ---                        ---
         Options expired                     12,500                       5.00
                                      -------------            ---------------
Outstanding at December 31, 2004               ----            $          ---
                                      =============            ===============



NOTE 4 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following:

     o Unsecured revolving promissory note, principal balance of $88,271, interest at 10%, interest and principal due on demand, payable to the majority shareholder
     o Unsecured promissory note, principal balance of $85,000, no interest, due on demand, issued for accrued consulting fees payable, payable to former President and Chief Executive Officer
     o Unsecured promissory note, principal balance of $12,000, no interest, due on demand, issued for accrued consulting fees payable to a former director

Interest expense for the years ended December 31, 2004 and 2003 on the notes payable was $7,385 and $4,279, respectively. Related accrued interest payable as of December 31, 2004 is $15,465 and is included in accounts payable and accrued expenses - related parties.

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

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

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

                      Federal statutory income tax rate                 34.00 %
                      Valuation allowance                              (34.00)%
                                                                     ----------
                                                                           ---%
                                                                     ==========



The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                                                     2004

Deferred tax assets (liabilities)
         Net operating loss carry forward                        $   7,804,000
                                                                 -------------
Less valuation allowance                                            (7,804,000)
                                                                 -------------

                  Net deferred tax                               $      ---
                                                                 =============



At December 31, 2004, the Company has a Federal net operating loss carry forward of approximately $22,906,000, which expires through 2024 and a state net operating loss carry forward of approximately $328,000, which expires through 2008. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2004 was $21,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company accrued consulting fees payable to the Chief Executive Officer (CEO) of the Company of $12,000 per year. During the year ended December 31, 2004, the Company accrued consulting fees in the amount of $12,000 payable to a former director in recognition of years of service.

A former officer and director paid certain expenses on behalf of the Company. As of December 31, 2004 amounts owed to this individual totaled $3,169 and is included in Accounts payable and accrued expenses - related parties.

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004


NOTE 7 - SUBSEQUENT EVENT

On February 22, 2005, the Company executed a non-binding Letter of Intent to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). Subject to customary due diligence and further negotiations, the business combination between the Company and MicroSlate will be effectuated by reverse merger, reorganization or asset purchase.

ITEM 8.  ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no disagreements with the accountants regarding accounting principles or reporting required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

ITEM 8B. OTHER INFORMATION.

(a)  REPORTS ON FORM 8-K
 We filed the following reports on Form 8-K during the last quarter of the period covered by this report.
       Item 5.02 Departure of Director Bradley W. Nemeth dated November
       17, 2004
       Item 5.02 Departure of Director and Assistant Secretary Robert A. Freeman dated December 15, 2004
       Item 5.02 Departure of President, Chief Executive Officer, Chief Financial Officer and Director, John C. Belden dated December 15, 2004

(b)  SUBSEQUENT REPORTS ON FORM 8-K

ITEM 7.01 REGULATION FD DISCLOSURE

On February 22, 2005, OCTuS Inc., a Nevada corporation, (the "Registrant"), executed a non-binding Letter of Intent (the "LOI") to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). Subject to customary due diligence and further negotiations, the business combination between the Registrant and MicroSlate will be effectuated by reverse merger, reorganization or asset purchase.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
     Information Regarding Directors

The information set forth below as to our sole officer and director was provided by that individual:

NAME                 PRESENT POSITION WITH THE COMPANY      DIRECTOR SINCE   AGE
----                 ---------------------------------      --------------   ---
Josie Ben Rubi     President and Chief Executive Officer;        2004        35
                     Chief Financial Officer; Director


Josie Ben Rubi is a citizen and resident of the Republic of Panama. Mr. Ben Rubi is a practicing attorney specializing in Mergers and Acquisitions, Corporate Law, Immigration Law, International Business Transactions, Labor law, Intellectual Property, and Tax Law. He graduated from Santa Maria La Antigua University, Republic of Panama (School of Law, 1996) and was admitted to bar in 1997, Republic of Panama. Mr. Ben Rubi is a partner in the law firm of Ben Rubi & Miro. He is a member of Panama Bar Association, International Bar Association, and The International Association of Jewish Lawyers and Jurists. He is fluent in Spanish, English and Hebrew.

On December 15, 2004, Mr. Ben Rubi was appointed Chairman, Chief Executive Office and Chief Financial Officer of OCTuS, Inc.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only one member and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2. Our Board of Directors is performing the functions of the audit committee until an audit committee is established.

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2004, that none of our executive officers, directors, or greater than 10% stockholders complied with any applicable filing requirements.

 CODE OF ETHICS
In March 2004, we adopted a Code of Ethics. We do not currently have a website. Therefore, we will provide a copy, free of charge, to those writing to the corporate office located at Ave. Balboa Edificio Los Defines 100 Mezanina, Panama City, Panama.


ITEM 10.  EXECUTIVE COMPENSATION
The following table sets forth, for the fiscal years ending December 31, 2004 and 2003, the accrued compensation we paid, as well as certain other compensation paid or accrued for those years, to Mr. Belden, who served as our Chief Executive Officer. We did not employ any officers in 2004 or 2003 that earned over $100,000 in annual salary and bonuses (the "named executive officers"). Mr. Belden resigned on December 15, 2004. Mr. Ben Rubi, appointed to serve as President and CEO effective December 15, 2004, did not receive compensation in 2004.

                                                                              LONG-TERM COMPENSATION
                                 ACCRUED ANNUAL COMPENSATION                          AWARDS
                               --------------------------------                       -----
       (A)                                                                              (G)
    NAME AND                                             (E)              (F)         SECURITIES          (H)
    PRINCIPAL        (B)       (C)        (D)       OTHER ANNUAL      RESTRICTED      UNDERLYING       ALL OTHER
    POSITION        YEAR      SALARY     BONUS      COMPENSATION     STOCK AWARDS      OPTIONS       COMPENSATION
    --------        ----      ------     -----      ------------           ------      -------       ------------
John C. Belden
President & CEO     2004    $  12,000      0             0                0               0                0
                    2003    $  12,000      0             0                0               0                0
Josi Ben Rubi
President & CEO     2004        0          0             0                0               0                0

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of April 15, 2005, our officers have received no compensation for their services provided to us, other than stock issued for services as indicated in the table above.

EMPLOYMENT CONTRACTS. We do not currently have any employment contracts in place.

     STOCK OPTION GRANTS TABLE
We did not grant any stock options to our named executive officers during fiscal 2004 or 2003. We do not have any outstanding stock appreciation rights.

     OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE
The following table provides information with respect to the named executive officers, concerning the exercise of stock options during fiscal 2003 and 2004 and unexercised options held as of the end of fiscal 2003 and 2004

                                                  NUMBER OF
                                                  SECURITIES        VALUE OF
                                                  UNDERLYING      UNEXERCISED
                                                  UNEXERCISED     IN-THE-MONEY
                                                  OPTIONS AT       OPTIONS AT
                                                   FY-END(#)       FY-END($)
                         SHARES
                       ACQUIRED ON     VALUE     EXERCISABLE/     EXERCISABLE/
     NAME              EXERCISE(#)  REALIZED($)  UNEXERCISABLE   UNEXERCISABLE
     ----              -----------  -----------  -------------   -------------
John C. Belden  2003        0            0         10,000/0           0/0
John C. Belden  2004        0            0             0              0/0
Josi Ben Rubi   2004        0            0             0               0


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Voting Stock as of April 4, 2005, by (i) each of our named executive officers and directors; (ii) our named executive officers and directors as a group; and (iii) shareholders known by us to beneficially own more than 5% of any class of our voting securities. The beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, we believe that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., Ave. Balboa Edificio Los Defines 100 Mezanina, Panama City, Panama.

                                                      NUMBER OF SERIES
                                      NUMBER OF         C PREFERRED
                                    COMMON SHARES          SHARES
                                    BENEFICIALLY        BENEFICIALLY            PERCENT OF
              NAME                      OWNED              OWNED                  CLASS
OFFICERS AND DIRECTORS
--------------------------------    -----------        ----------------        -----------
Josie Ben Rubi, President
& CEO, Director                          0                  0                       0%

                                                                         2.32% of Common Stock
     Grupo Dynastia S.A.(1)           150,000            250,000
                                                                         100% of Preferred Stock issued

                                                                         27.88% of Voting Stock

(1) Preferred C shares have 10:1 voting rights and are therefore calculated by the rights, not the number of shares.


Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS. We entered into an unsecured revolving promissory note with Grupo Dynastia S.A, principal balance of $88,271, interest at 10%, interest and principal due on demand. Accrued interest related to this note payable as of December 31, 2004 is $15,465 and is included in Accounts payable and accrued expenses - related parties.

During the year ended December 31, 2004, we incurred $12,000 of consulting expense related to an employment-consulting agreement with our President and Chief Executive Officer for which he was to provide consulting services at a monthly rate of $1,000. The agreement was terminated on December 31, 2004. We recorded expenses of $12,000 for the year ended December 31, 2003 and $42,000 for the year ended December 31, 2002. As of December 31, 2004, $101,909 of expenses related to this agreement were unpaid of which $16,909 is included in accounts payable and accrued expenses - related parties. The balance of $85,000 is included in Notes Payable - related parties.

We recorded $12,000 in accrued director's fees payable to Robert A. Freeman which are included in Accounts payable, and accrued expenses - related parties.

An officer and a former director paid certain bills on our behalf. As of December 31, 2004, amounts owed to these related parties totaled $3,169, are included in Accounts payable, and accrued expenses - related parties.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose such transactions in prospectuses where required;
     o disclose in any and all filings with the Securities and Exchange Commission, where required;
     o    obtain disinterested directors consent; and
     o    obtain shareholder consent where required.

ITEM 13.  EXHIBITS
(a)  EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION
   ---------     ------------
      14         Code of Ethics
     31.1        Section 302 Certification Annual Report on Form 10-KSB
     32.1        Certification  Pursuant To 18 U.S.C.  Section 1350, As Adopted
                 Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as our independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP, in 2004, were approved by the board of directors.

AUDIT FEES
The aggregate fees billed by for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2004 and 2003 were $12,650 and $8,150, respectively, net of expenses.

AUDIT-RELATED FEES
There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

TAX FEES
The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2004 and 2003 were $1,100 and $950, respectively.

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


                                                   OCTuS, INC.

Date:  April 15, 2005                            /s/  Josie Ben Rubi
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of Apirl 15, 2005.

Signature                           Title                           Date
---------                           -----                           ----
/s/  Josie Ben Rubi     President (Principal Executive        April 15, 2005
Josie Ben Rubi          Officer, Principal Financial &
                        Accounting Officer), Director

                                               EXHIBIT INDEX

                                                                                           SEQUENTIALLY
   EXHIBIT                                                                                   NUMBERED
   NUMBER                                    DESCRIPTION                                        PAGE

     3.1       Amended and Restated Articles of Incorporation                                    +
    3.1.1      Certificate of Determination of Preferences of Series C Preferred                 ++
               Stock of OCTuS, Inc.
     3.2       Amended Bylaws                                                                    !
      9        Irrevocable Proxy from Tokyo Electric Co., Ltd. (included in Exhibit              *
               10.26.1)
    10.3       Sample Warrant                                                                    *
    10.4       Amended and Restated 1987 Nonstatutory Stock Option Plan                          +
    10.5       Form of Stock Option Agreement, Non-Qualified Options, 1987 Plan                  *
    10.6       Amended and Restated 1988 Nonstatutory Stock Option Plan                          *
    10.7       Form of Stock Option Agreement, Non-Qualified Options, 1988 Plan                  *
    10.8       Amended and Restated 1992 Key Executive Stock Purchase Plan                       *
    10.9       Lease dated April 7, 1995 by and between Mistek Investment Group and             +++
               OCTuS, Inc. for 8352 Clairemont Mesa Blvd., San Diego, CA 92111
    10.10      Standard Industrial Net Lease dated July 29, 1994 by and between                  ++
               Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes Canyon
               Road, Suite A, San Diego CA 92121
    10.11      Lease Surrender Agreement dated April 8, 1995 (as amended May 31,                +++
               1995), by and between Sorrento Corporate Center and OCTuS, Inc., for
               9944 Barnes Canyon Road, Suite A, San Diego, CA 92121
    10.12      Employment Agreement dated June 1, 1992 by and between OCTuS, Inc. and            #
               John C. Belden, as amended May 14, 1993 and February 16, 1995
    10.16      Form of Indemnification Agreements entered into by and between OCTuS,             *
               Inc. and its officers and directors
    10.17      401(k) Plan Document                                                              *
    10.18      Form of Unit Certificate                                                          *
    10.19      Directors 1993 Stock Option Plan, Form of Stock Option Agreement,                 +
               Non-Qualified Options, 1993 Directors Stock Option Plan
    10.20      Warrant, Caledonian European Securities Ltd., dated July 15, 1993                 **
    10.21      Warrant, Neil Haverty, dated July 15, 1993                                        **
    10.22      Warrant, Maroon Bells Capital Partners, Inc., dated July 15, 1993                 **
    10.23      Promissory Note of Nolan K. Bushnell, dated as of February 8, 1993,               **
               payable to OCTuS, Inc.
    10.24      Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS, Inc.,              **
               dated February 8, 1993, as amended October 7, 1993
    10.25      Purchase and Sale Agreement dated September 14, 1993 by and between               **
               OCTuS, Inc. and National Computer Systems, Inc.
    10.26      Letter Agreement dated January 26, 1995 by and between OCTuS, Inc. and            #
               National Computer Systems, Inc.
    10.27      Purchase and License Agreement dated March 7, 1995 by and between                +++
               Cintech Tele-Management Systems, Inc. and OCTuS, Inc., as amended May
               16, 1995
    10.28      Product Development and License Agreement dated September 5, 1995 by              !
               and between Ascom Telecommunications Limited and OCTuS, Inc.
    10.29      Promissory Note dated December 1, 1995 from OCTuS, Inc. to Maroon                 &
               Bells Capital Partners, Inc.
    10.30      Stock and Warrant Purchase Agreement dated June 24, 1996 by and                   ++
               between OCTuS, Inc. and Advanced Technologies International, Ltd.
    10.31      Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced                     ++
               Technologies International, Ltd. dated June 24, 1996
    10.32      Agreement dated as of August 8, 1996 relating to settlement of claims             &
               among OCTuS parties and RAS/TAG parties.
     11        Statements re: computation of (loss) earnings per share and shares               +++
               used in per share calculation
     14        Code of Ethics
    16.1       Letter dated March 13, 1996 from Price Waterhouse to the Securities               ~
               and Exchange Commission
    31.1       Section 302 Certification Annual Report on Form 10-KSB
    32.1       Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
               To Section 906 Of The Sarbanes-Oxley Act Of 2002

      --------------------------------------------------------------------------
     * Incorporated by reference from the Company's Form S-1, as amended, bearing the SEC registration number 33-51862, which was declared effective January 15, 1993.
     ** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1993.
     + Incorporated by reference from the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1, bearing the SEC registration number 33-51862, which was declared effective January 6, 1995.
     # Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1994 filed with the SEC April 17, 1995.
     +++ Incorporated by reference from the Company's amended Annual Report on Form 10-KSB/A for the calendar year ended December 31, 1994 filed with the SEC July 6, 1995.
     ! Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995 filed with the SEC November 13, 1995.
     ~ Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1996.
     & Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the SEC on March 31, 1997.
     ++ Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996 filed with the SEC on August 12, 1996.