Form 10QSB
period 2005-03-31
OCTUS INC
filed 2005-05-20
CIK 891462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                     to
                                    -------------------    --------------------

Commission File Number: 0-21092

                                   OCTuS, Inc.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                              33-0013439
------                                                              ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


       Ave. Balboa Edificio Los Defines 100 Mezanina, Panama City, Panama
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                              (011) (507) 265-1555
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2005, the issuer the following classes of its stock issued and outstanding:
     Class:  Common Stock, $0.001 Par Value:  6,468,420 shares outstanding
     Class:  Series C Preferred, $0.001 Par Value:  250,000 shares outstanding

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------------------------------


                                   OCTuS, Inc.
                          Index to Financial Statements
                                 March 31, 2005


Consolidated Balance Sheet as of March 31, 2005                               2

Consolidated Statements of Operations for the three months ended
March 31, 2005 and 2004                                                       3

Consolidated Statements of Cash Flows for the three months ended
March 31, 2005 and 2004                                                       4

                                   OCTuS, INC.
                           CONSOLIDATED BALANCE SHEET
March 31, 2005
 (unaudited)

                                     ASSETS
CURRENT ASSETS
      Cash                                                                                   $            174
                                                                                             =================



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable                                                                       $          2,000
      Accounts payable - related parties                                                               32,078
      Accrued interest - related party                                                                 17,716
      Notes payable - related parties                                                                 182,568
                                                                                             -----------------

               Total current liabilities                                                              234,362
                                                                                             -----------------


STOCKHOLDERS' (DEFICIT)
      Series A preferred stock, $0.001 par value, 300,000 shares authorized, no
          shares issued or outstanding                                                                      -
      Series B preferred stock, $0.001 par value, 910,000 shares authorized, no
          shares issued or outstanding                                                                      -
      Series C 6% cumulative preferred stock, $0.001 par value, 250,000 shares authorized,
          250,000 shares issued and outstanding                                                       151,000
      Undesignated  preferred stock, $0.001 par value, 540,000 shares authorized,  no
          shares issued or outstanding                                                                      -
      Common stock,  $0.001 par value, 100,000,000 shares authorized,
          6,468,420 shares issued and outstanding                                                       6,468
      Additional paid-in capital                                                                   22,692,667
      Accumulated (deficit)                                                                       (23,084,323)
                                                                                             -----------------
               Total stockholders' (deficit)                                                         (234,188)
                                                                                             -----------------

                                                                                                          174
                                                                                             =================


                                   OCTuS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                         2005                  2004
                                                                  -------------------   ------------------

 Revenues                                                         $                -    $               -
                                                                  -------------------   ------------------

 General and administrative expenses                                          11,333               13,970
                                                                  -------------------   ------------------

 (Loss) from operations                                                      (11,333)             (13,970)

  Interest expense                                                            (2,251)              (1,548)
                                                                  -------------------   ------------------

Net (loss)                                                                   (13,584)             (15,518)

Preferred dividends                                                            2,250                2,250
                                                                  -------------------   ------------------

Net (loss) available to common shareholders                       $          (15,834)   $         (17,768)
                                                                  ===================   ==================

Per share information - basic and fully diluted
    Weighted average shares outstanding                                    6,468,420            6,468,420
                                                                  ===================   ==================

Net (loss) per common share                                       $            (0.00)   $           (0.00)
                                                                  ===================   ==================

                                   OCTuS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                              2005                  2004
                                                                      ------------------    ------------------
OPERATING ACTIVITIES
               Net cash (used in) operating activities                $          (9,333)    $          (3,471)
                                                                      ------------------    ------------------

INVESTING ACTIVITIES
               Net cash (used in) investing activities                                -                     -
                                                                      ------------------    ------------------

FINANCING ACTIVITIES
     Proceeds from notes payable - related party                                  9,297                 3,500
                                                                      ------------------    ------------------
               Net cash provided by financing activities                          9,297                 3,500
                                                                      ------------------    ------------------

                   Net increase (decrease) in cash                                  (36)                   29

BEGINNING CASH                                                                      210                    22
                                                                      ------------------    ------------------

ENDING CASH                                                           $             174     $              51
                                                                      ==================    ==================

                                   OCTuS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2004, and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

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

NOTE 3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficits of $ 234,188 and an accumulated deficit of $ 23,084,323 as of March 31, 2005.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005, a related party loaned the Company $ 9,297 for operations at 10% interest. The loan is unsecured and no terms have been determined on the repayment of these funds. The Company has recorded interest expense of $2,251 and $1,548 related to the note payable - related party during the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, $17,716 is recorded in accrued interest-related party.

During the three months ended March 31, 2005, the Company incurred $3,000 of consulting expense, related to an agreement with the former President of the Company in which he will provide consulting services at a monthly rate of $1,000. As of March 31, 2005, $101,909 of expenses related to this agreement were unpaid of which $ 16,909 is included in accounts payable-related parties and $85,000 is included in notes payable - related parties.

NOTE 5.  POTENTIAL ACQUISITION

On February 22, 2005, the Company executed a non-binding Letter of Intent to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). Subject to customary due diligence and further negotiations, the business combination between the Company and MicroSlate will be effectuated by reverse merger, reorganization or asset purchase.

ITEM 2.  PLAN OF OPERATION
---------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTY THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in the notes to the consolidated financial statements included in our Annual Report as of December 31, 2004 filed on Form 10-KSB.


BUSINESS. OCTuS, Inc. ("we," the "Company" or "OCTuS") was incorporated in October 1983 in California. On December 29, 2001, a majority of the shareholders voted to change our state of incorporation to Nevada. We completed this change in December 2003. In December 1991, in connection with our shift in focus from the laser printer to the computer-telephone integration market, we changed our name from Office Automation Systems, Inc. to OCTuS, Inc.

The core of our technology from our inception until 1991 was comprised of software for use in controllers for laser printers and related imaging devices. We incorporated this technology into our own LaserPro(R) laser printer products and also licensed the technology to third parties. In 1991, because of low margins and competition, we shifted our primary focus from laser printer controller technology to the development of the OCTuS PTA product line. We currently have no revenue generating operations. As of this date, we are actively seeking such alternative business opportunities, which may include acquisition of other software products, or acquisition of some other technology.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $174 as of March 31, 2005. Our total assets were also $174 as of March 31, 2005. Our current liabilities were $234,362 as of March 31, 2005, consisting of $2,000 in accounts payable, $32,078 in accounts payable to related parties. We also had $17,716 in accrued interest payable to a related party and $182,568 in notes payable to related parties. While we believe our cash is not sufficient to pay our day to day expenses for the next twelve months, we anticipate that Grupo Dynastia S.A., the related parties that have lent us funds, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations. Although we have actively been pursuing new investments, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. During the three months ended March 31, 2005, a related party loaned us $9,297 for us to continue operations.

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004.

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues during either the period ended March 31, 2005 or that ended March 31, 2004.

OPERATING AND INTEREST EXPENSES. For the three months ended March 31, 2005, our operating expenses were $11,333, which was represented by solely by general and administrative expenses. We also had $2,251 in interest expense. Therefore, for the three months ended March 31, 2005, we experienced a net loss of $13,584. After consideration of $2,250 in preferred dividends, we had a net loss attributable to common shareholders of $15,834. This is in comparison to the three months ended March 31, 2004, where we had operating expenses of $13,970, also represented solely by general and administrative expenses. Our operating expenses were lower for the period ending in 2005 due to lower legal and accounting fees. For the three months ended March 31, 2004, we also had $1,548 in interest expense, making our net loss $15,518. After consideration of $2,250 in preferred dividends we had a net loss attributable to common shareholders of $17,768.

LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS. As of March 31, 2005, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Management believes that without an influx of significant new funds, we will not be able to sustain our operations through the rest of 2005. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., which has been funding our operations or any subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether.

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

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future. Unless we raise funds to accommodate additional expenditures, we do not anticipate that we will purchase any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer has evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

On February 24, 2005, we filed a Current Report on Form 8-K under Item 7.01 to report the following: On February 22, 2005, OCTuS Inc., a Nevada corporation, (the "Registrant"), executed a non-binding Letter of Intent (the "LOI") to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). Subject to customary due diligence and further negotiations, the business combination between the Registrant and MicroSlate will be effectuated by reverse merger, reorganization or asset purchase.

ITEM 6.  EXHIBITS
-----------------

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OCTuS, Inc.,
                                     a Nevada corporation



May 19, 2005                By:      /s/  Josie Ben Rubi
                                     -----------------------------------
                                     Josie Ben Rubi
                                     principal executive, accounting and
                                     financial officer, president, treasurer,
                                     and a director