Form 10QSB
period 2005-06-30
OCTUS INC
filed 2005-08-24
CIK 891462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                           -------------    ------------------

Commission File Number: 0-21092

                                   OCTuS, Inc.
                                   -----------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               33-0013439
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


            Ave. Balboa Edificio Los Defines 100 Mezanina, Panama City, Panama
--------------------------------------------------------------------------------
                         (Address of principal executive offices)


                              (011) (507) 265-1555
                              --------------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 19, 2005, the issuer the following classes of its stock issued and outstanding: Class: Common Stock, $0.001 Par Value: 13,437,072 shares outstanding

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



                                   OCTuS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2005
                                   (unaudited)



                                     ASSETS
CURRENT ASSETS
      Cash                                                              $           -
                                                                        ==============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable                                                  $      26,061
      Accounts payable-related parties                                         31,916
      Accrued interest - related party                                         20,148
      Accrued dividends payable                                                81,185
      Notes payable - related party                                           182,568
                                                                        --------------
                Total current liabilities                                     341,878
                                                                        --------------

STOCKHOLDERS' (DEFICIT)
      Common stock,  $0.001 par value, 100,000,000 shares authorized,
           13,437,072 shares issued and outstanding                            13,437
      Additional paid-in capital                                           22,836,698
      Accumulated (deficit)                                               (23,192,013)
                                                                        --------------
                Total stockholders' (deficit)                                (341,878)
                                                                        --------------

                                                                        $           -
                                                                        ==============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    OCTuS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                                 THREE MONTHS        SIX MONTHS       THREE MONTHS        SIX MONTHS
                                                    ENDED              ENDED             ENDED               ENDED
                                               June 30, 2005       June 30, 2005     June 30, 2004      June 30, 2004
                                               ---------------    ----------------   --------------     ---------------
 Revenues                                      $            -     $             -    $           -      $            -
                                               ---------------    ----------------   --------------     ---------------

 General and administrative expenses                   24,074              35,407           18,346              32,317
                                               ---------------    ----------------   --------------     ---------------

 (Loss) from operations                               (24,074)            (35,407)         (18,346)            (32,317)

  Interest expense                                     (2,432)             (4,683)          (1,844)             (3,392)
                                               ---------------    ----------------   --------------     ---------------

Net (loss)                                            (26,506)            (40,090)         (20,190)            (35,709)

Preferred dividends                                     2,250               4,500            2,250               4,500
                                               ---------------    ----------------   --------------     ---------------

Net (loss) available to common shareholders    $      (28,756)    $       (44,590)   $     (22,440)     $      (40,209)
                                               ===============    ================   ==============     ===============

Per share information - basic and fully diluted
 Weighted average shares outstanding               12,992,017          12,964,696       12,937,072          12,937,072
                                               ===============    ================   ==============     ===============

Net (loss) per common share                    $        (0.00)    $         (0.00)   $       (0.00)     $        (0.00)
                                               ===============    ================   ==============     ===============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   OCTuS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS             SIX MONTHS
                                                                               ENDED                   ENDED
                                                                           June 30, 2005          June 30, 2004
                                                                        -------------------------------------------
OPERATING ACTIVITIES
                 Net cash (used in) operating activities                $            (9,507)    $           (3,471)
                                                                        --------------------    -------------------
INVESTING ACTIVITIES
                 Net cash (used in) investing activities                                  -                      -
                                                                        --------------------    -------------------
FINANCING ACTIVITIES
     Proceeds from notes payable - related party                                      9,297                  3,500
                                                                        --------------------    -------------------
                 Net cash provided by financing activities                            9,297                  3,500
                                                                        --------------------    -------------------

                     Net increase (decrease)  in cash                                  (210)                    29

BEGINNING CASH                                                                          210                     22
                                                                        --------------------    -------------------

ENDING CASH                                                             $                 -     $               51
                                                                        ====================    ===================














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   OCTuS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2004 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

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

NOTE 3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and accumulated stockholders' deficits of $ 341,878 and an accumulated deficit of $ 23,192,013 as of June 30, 2005.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005, a related party loaned the Company an additional $ 9,297 for operations at 10% interest. The Company has recognized interest expense of $2,432 and $4,683 related to the note payable - related party during the three and six months ended June 30, 2005, respectively. As of June 30, 2005, $20,148 of interest expense related to this note payable was unpaid and included in accrued interest expense - related parties. On May 24, 2005, the Company entered into a demand promissory note agreement with the lender. The terms provide for a maximum borrowing limit of $150,000, interest at 10% per annum and due within 90 days of any demand notice presented to the Company by the lender. In the event, the loan then becomes past due, interest will accrue at the rate of 12% per annum. If the Company acquires any assets, the lender has the option of securing the demand promissory note with a security interest in any assets acquired.


During the six months ended June 30, 2005, the Company incurred a total of $3,000 of consulting expense, related to an agreement with a former officer. As of June 30, 2005, $101,747 of expenses related to this agreement was unpaid of which $ 16,747 is included in accounts payable and accrued expenses - related parties. The balance of $85,000 is included in Notes Payable - related parties.

NOTE 5.  STOCKHOLDERS' (DEFICIT)

On May 24, 2005, the Board of Directors authorized a two-for-one forward stock split which was effective June 21, 2005. Accordingly all share and per share amounts have been restated for all periods presented.

Effective June 20, 2005, the 250,000 outstanding shares of convertible Series C 6% cumulative, $0.001 par value preferred stock were converted into 500,000 (post-split) shares of $0.001 par value common stock of the Company. Upon conversion, the accumulated dividends became due and payable to the preferred shareholder. The total accumulated preferred dividends at the date of conversion were $81,185. This amount has been recorded in the accompanying financial statements.

NOTE 6.  POTENTIAL ACQUISITION

On February 22, 2005, the Company executed a non-binding Letter of Intent to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). Subject to customary due diligence and further negotiations, the business combination between the Company and MicroSlate will be effectuated by reverse merger, reorganization or asset purchase.

ITEM 2.  PLAN OF OPERATION
--------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report as of December 31, 2004 filed on Form 10-KSB.

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

In February 2005, we executed a non-binding Letter of Intent (the "LOI") to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). Subject to customary due diligence and further negotiations, the business combination between the Registrant and MicroSlate will be effectuated by reverse merger, reorganization or asset purchase. We hope to conclude this transaction in the near future. There is no guarantee we will be able to conclude this transaction, or that if we do, that we will be able to operate profitably, either now or in the future.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $0 as of June 30, 2005. Our total assets were also $0 as of June 30, 2005. Our current liabilities were $341,878 as of June 30, 2005, consisting of $26,061 in accounts payable, $31,916 in accounts payable to related parties. We also had $20,148 in accrued interest payable to a related party and $182,568 in notes payable to related parties. Since we have no cash, we are not able to pay our day to day expenses for the next twelve months; however we anticipate that Grupo Dynastia S.A., the related parties that have lent us funds, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations. Although we have actively been pursuing new investments, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. During the six months ended June 30, 2005, a related party loaned us $9,297 to continue operations.

During the three months ended, June 30, 2005, the preferred shares were converted to common stock and the amount of accumulated dividends on the preferred shares became due and payable to the preferred shareholder. The dividends accumulated to $81,185 and have been recorded as Accrued Dividends Payable in the accompanying financial statements.

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004.

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues during either the period ended June 30, 2005 or that ended June 30, 2004.

OPERATING AND INTEREST EXPENSES. For the three months ended June 30, 2005, our operating expenses were $24,026, which was represented by solely by general and administrative expenses. We also had $2,480 in interest expense. Therefore, for the three months ended June 30, 2005, we experienced a net loss of $26,506. After consideration of $2,250 in preferred dividends, we had a net loss attributable to common shareholders of $28,756. Grupo Dynastia S.A. has been funding our operations since we are not able to generate revenues. This is comparison to the three months ended June 30, 2004, where we had operating expenses of $18,346, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2005 due to increased legal and accounting fees. For the three months ended June 30, 2004, we also had $1,844 in interest expense, making our net loss $20,190. After consideration of $2,250 in preferred dividends we had a net loss attributable to common shareholders of $22,440.

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004.

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues during either the period ended June 30, 2005 or that ended June 30, 2004.

OPERATING AND INTEREST EXPENSES. For the six months ended June 30, 2005, our operating expenses were $35,359, which was represented by solely by general and administrative expenses. We also had $4,731 in interest expense. Therefore, for the six months ended June 30, 2005, we experienced a net loss of $40,090. After consideration of $4,500 in preferred dividends, we had a net loss attributable to common shareholders of $44,590. This is comparison to the six months ended June 30, 2004, where we had operating expenses of $32,317, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2005 due to increased legal and accounting fees. For the six months ended June 30, 2004, we also had $3,392 in interest expense, making our net loss $35,709. After consideration of $4,500 in preferred dividends we had a net loss attributable to common shareholders of $40,209.

LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS. As of June 30, 2005, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

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

In February 2005, we executed a non-binding Letter of Intent (the "LOI") to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). Subject to customary due diligence and further negotiations, the business combination between the Registrant and MicroSlate will be effectuated by reverse merger, reorganization or asset purchase. We hope to conclude this transaction in the near future. There is no guarantee we will be able to conclude this transaction, or that if we do, that we will be able to operate profitably, either now or in the future.

We anticipate that we may still require additional capital, which will likely have to come from issuing additional equity interest, which cannot occur without dramatically diluting the existing equity ownership of our common stockholders.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
-------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
-------------------------------------------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

On May 24, 2005, the Board of Directors authorized a two-for-one forward stock split which was effective June 21, 2005.

Effective June 20, 2005, the 250,000 outstanding shares of convertible Series C 6% cumulative, $0.001 par value preferred stock were converted into 500,000 (post-split) shares of our $0.001 par value common stock.


ITEM 6.  EXHIBITS
-----------------

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OCTuS, Inc.,
                                     a Nevada corporation



August 23,  2005                By:  /s/ Josie Ben Rubi
                                     ----------------------------------------
                                     Josie Ben Rubi
                                     principal executive, accounting and
                                     financial officer, president, treasurer,
                                     and a director