Form 10QSB
period 2005-09-30
OCTUS INC
filed 2005-11-21
CIK 891462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                  to
                                        ----------------    ----------------

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



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 18, 2005, the issuer the following classes of its stock issued and outstanding:


        Class:  Common Stock, $0.001 Par Value:   13,437,072 shares outstanding
        Class:  Preferred Stock, $0.001 Par Value:         0 shares outstanding

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                   OCTuS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                  (unaudited)

                                     ASSETS

CURRENT ASSETS
      Cash                                                                  $              -
                                                                            =================


            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable                                                      $         18,023
      Accounts payable - related parties                                              43,610
      Accrued interest - related party                                                22,608
      Accrued dividends payable                                                       81,185
      Notes payable - related parties                                                194,568
                                                                            -----------------
                 Total current liabilities                                           359,994
                                                                            -----------------

STOCKHOLDERS' (DEFICIT)
      Common stock,  $0.001 par value, 100,000,000 shares authorized,
           13,437,072 shares issued and outstanding                                   13,437
      Paid-in capital                                                             22,836,698
      Accumulated (deficit)                                                      (23,210,129)
                                                                            -----------------
                 Total stockholders' (deficit)                                      (359,994)
                                                                            -----------------

                                                                            $              -
                                                                            =================

                                             OCTuS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)



                                           THREE MONTHS          NINE MONTHS        THREE MONTHS         NINE MONTHS
                                               ENDED                ENDED               ENDED               ENDED
                                         September 30, 2005   September 30, 2005  September 30, 2004  September 30, 2004
                                         -----------------    -----------------   -----------------   ------------------

 Revenues                                $              -     $              -    $              -    $               -
                                         -----------------    -----------------   -----------------   ------------------

 General and administrative expenses               15,655               51,062               6,939               39,257
                                         -----------------    -----------------   -----------------   ------------------

 (Loss) from operations                           (15,655)             (51,062)             (6,939)             (39,257)

  Interest expense                                 (2,459)              (7,142)             (1,980)              (5,372)
                                         -----------------    -----------------   -----------------   ------------------

Net (loss)                                        (18,114)             (58,204)             (8,919)             (44,629)

Preferred dividends                                     -                4,500               2,250                6,750
                                         -----------------    -----------------   -----------------   ------------------

Net (loss) available to common
shareholders                             $        (18,114)    $        (62,704)   $        (11,169)   $         (51,379)
                                         =================    =================   =================   ==================

Per share information - basic and fully diluted
 Weighted average shares outstanding           13,437,072           13,123,885          12,937,072           12,937,072
                                         =================    =================   =================   ==================

Net (loss) per common share              $          (0.00)    $          (0.00)   $          (0.00)   $           (0.00)
                                         =================    =================   =================   ==================

                                   OCTuS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           NINE MONTHS             NINE MONTHS
                                                                              ENDED                   ENDED
                                                                        September 30, 2005     September 30, 2004
                                                                        ------------------     -------------------
OPERATING ACTIVITIES
                 Net cash (used in) operating activities                $          (9,507)     $          (18,675)
                                                                        -----------------      -------------------

INVESTING ACTIVITIES
                 Net cash (used in) investing activities                                -                       -
                                                                        ------------------     -------------------

FINANCING ACTIVITIES
     Proceeds from notes and accounts payable - related party                       9,297                  19,000
                                                                        ------------------     -------------------
                 Net cash provided by financing activities                          9,297                  19,000
                                                                        ------------------     -------------------

                     Net increase (decrease) in cash                                 (210)                    325

BEGINNING CASH                                                                        210                      22
                                                                        ------------------     -------------------

ENDING CASH                                                             $               -      $              347
                                                                        ==================     ===================

                                   OCTuS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

NOTE 3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficits of $ 359,994 and an accumulated deficit of $ 23,210,129 as of September 30, 2005.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005, a related party has loaned the Company $ 9,297 for operations at 10% interest. The loan is unsecured and no terms have been determined on the repayment of these funds. The Company has recorded interest expense of $2,459 and $7,142 related to the note payable - related party during the three and nine month periods ended September 30, 2005. On May 24, 2005, the Company entered into a demand promissory note agreement with the lender. The terms provide for a maximum borrowing limit of $150,000, interest at 10% per annum and due within 90 days of any demand notice presented to the Company by the lender. In the event the loan then becomes past due, interest will accrue at the rate of 12% per annum. If the Company acquires any assets, the lender has the option of securing the demand promissory note with a security interest in any such assets.


During the nine months ended September 30, 2005, the Company incurred $3,000 of consulting expense, related to an agreement with the former President of the Company in which he provided consulting services at a monthly rate of $1,000. As of September 30, 2005, $101,747 of expenses related to this agreement was unpaid of which $ 16,747 is included in accounts payable and accrued expenses - related parties. The balance of $85,000 is included in Notes Payable - related parties

NOTE 5.  STOCK SPLIT

On May 24, 2005, the Board of Directors authorized a two-for-one forward stock split which was effective June 21, 2005. Accordingly, all share and per share amounts have been restated for all periods presented.

Effective June 20, 2005, the 250,000 outstanding shares of convertible Series C 6% cumulative, $.001 par value preferred stock were converted into 500,000 (post-split) shares of $.001 par value common stock of the Company. Upon conversion, the accumulated dividends became due and payable to the preferred shareholder. The total accumulated preferred dividends at the date of conversion were $81,185. This amount has been accrued in the accompanying financial statements.

NOTE 6.  POTENTIAL ACQUISITION

On February 22, 2005, the Company executed a non-binding Letter of Intent to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). Subject to customary due diligence and further negotiations, the business combination between the Company and MicroSlate will be effectuated by reverse merger, reorganization or asset purchase. During the nine months ended September 30, 2005, expenses totaling $23,694 have been paid by MicroSlate on behalf of the Company. All such amounts have been accrued at September 30, 2005.

ITEM 2.  PLAN OF OPERATION

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

In February 2005, we executed a non-binding Letter of Intent (the "LOI") to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). The contemplated transaction was subject to customary due diligence and further negotiations. The business combination between the Registrant and MicroSlate was to be effectuated by reverse merger, reorganization or asset purchase. However, the closing date prescribed by the LOI has passed without a conclusion to this transaction. There is no guarantee we will be able to conclude this transaction, or a similar transaction or that if we do, that we will be able to operate profitably, either now or in the future.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $0 as of September 30, 2005. Our total assets were also $0 as of September 30, 2005. Our current liabilities were $359,994 as of September 30, 2005, consisting of $18,023 in accounts payable, $43,610 in accounts payable to related parties. Of this amount, $23,694 was paid by MicroSlate on our behalf during the nine months ended September 30, 2005. We also had $22,608 in accrued interest payable to a related party, $81,185 in accrued dividends payable and $194,568 in notes payable to related parties. Since we have no cash, we are not able to pay our day to day expenses for the next twelve months; however we anticipate that Grupo Dynastia S.A., the related parties that have lent us funds, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations. Although we have actively been pursuing new investments, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. During the nine months ended September 30, 2005, a related party loaned us $9,297 to continue operations.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004.

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues during either the period ended September 30, 2005 or that ended September 30, 2004.

OPERATING AND INTEREST EXPENSES. For the three months ended September 30, 2005, our operating expenses were $15,655, which was represented by solely by general and administrative expenses. We also had $2,459 in interest expense. Therefore, for the three months ended September 30, 2005, we experienced a net loss of $18,114 and a net loss attributable to common shareholders of $18,114. Grupo Dynastia S.A. has been funding our operations since we are not able to generate revenues, and MicroSlate has paid a portion of our expenses as well in the period ending in 2005. This is comparison to the three months ended September 30, 2004, where we had operating expenses of $6,939, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2005 due to increased legal and accounting fees. For the three months ended September 30, 2004, we also had $1,980 in interest expense, making our net loss $8,919. After consideration of $2,250 in preferred dividends we had a net loss attributable to common shareholders of $11,169.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004.

RESULTS OF OPERATIONS.

REVENUES. WE HAVE REALIZED NO REVENUES DURING EITHER THE PERIOD ENDED SEPTEMBER 30, 2005 OR THAT ENDED SEPTEMBER 30, 2004.

OPERATING AND INTEREST EXPENSES. For the nine months ended September 30, 2005, our operating expenses were $51,062, which was represented by solely by general and administrative expenses. We also had $7,142 in interest expense. Therefore, for the nine months ended September 30, 2005, we experienced a net loss of $58,204. After consideration of $4,500 in preferred dividends, we had a net loss attributable to common shareholders of $62,704. This is comparison to the nine months ended September 30, 2004, where we had operating expenses of $39,257, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2005 due to increased legal and accounting fees. For the nine months ended September 30, 2004, we also had $5,372 in interest expense, making our net loss $44,629. After consideration of $6,750 in preferred dividends we had a net loss attributable to common shareholders of $51,379.

LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS. As of September 30, 2005, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Management believes that without an influx of significant new funds, we will not be able to sustain our operations through the next fiscal year. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., which has been funding our operations or any subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether.

In February 2005, we executed a non-binding Letter of Intent (the "LOI") to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). The contemplated transaction was subject to customary due diligence and further negotiations. The business combination between the Registrant and MicroSlate was to be effectuated by reverse merger, reorganization or asset purchase. However, the closing date prescribed by the LOI has passed without a conclusion to this transaction. There is no guarantee we will be able to conclude this transaction, or a similar transaction or that if we do, that we will be able to operate profitably, either now or in the future.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OCTuS, Inc.,
                                      a Nevada corporation



November 21,  2005              By:   /s/ Josie Ben Rubi
                                      -----------------------------------
                                      Josie Ben Rubi
                                      principal executive, accounting and
                                      financial officer, president, treasurer,
                                      and a director