Form 10KSB
period 2005-12-31
OCTUS INC
filed 2006-04-17
CIK 891462

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:                              Commission File Number:
    December 31, 2005                                           0-21092

                                   OCTuS, INC.
                                   -----------
           (Name Of Small Business Issuer As Specified In Its Charter)

             Nevada                                               33-0013439
             ------                                               ----------
(State Or Other Jurisdiction Of                                (I.R.S. Employer
 Incorporation Or Organization)                              Identification No.)

                  Ave. Balboa Edificio Los Defines 100 Mezanina
                               Panama City, Panama
                               -------------------
                    (Address Of Principal Executive Offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Issuer's revenue for the most recent fiscal year:  $ -0-

The aggregate market value of the voting stock held by nonaffiliates of the
Issuer: $1,895,560.80 as of April 10, 2006.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:
              Class: Common Stock, $0.001 Par Value: 13,437,072 shares outstanding at December 31, 2005

Documents Incorporated by Reference:  None.

================================================================================

                                TABLE OF CONTENTS


PART I                                                                         3
------

Item 1.     Description of Business                                            3

Item 2.     Description of Property                                            5

Item 3.     Legal Proceedings                                                  6

Item 4.     Submission of Matters to a Vote of Security Holders                6


PART II                                                                        6
-------

Item 5.     Market for Common Equity and Related Stockholder Matters           6

Item 6.     Management's Discussion and Analysis or Plan of Operations         8

Item 7.     Consolidated financial statements                                 11

Item 8.     Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure                               12

Item 8A.    Controls and Procedures                                           12

Item 8B.    Other Information                                                 12



PART III                                                                      12
--------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 12

Item 10.    Executive Compensation                                            13

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        14

Item 12.    Certain Relationships and Related Transactions                    15

Item 13.    Exhibits                                                          15

Item 14.    Principal Accountant Fees and Services                            17

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION
OCTuS, Inc. ("we," the "Company" or "OCTuS") was incorporated in October 1983 under the laws of the State of California. On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada. In December 2003, this change was completed and we became a Nevada corporation. In December 1991, in connection with our shift in focus from the laser printer to the computer-telephone integration market, we changed our name from Office Automation Systems, Inc. to OCTuS, Inc. In January 1993, we completed an initial public offering of 100,000 units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock. Our Common Stock (OCTS), Warrants (OCTSW) and Units (OCTSU) have traded on the OTC Bulletin Board until February 2000 when it started trading on Pink Sheets. Currently, only our Common Stock is eligible for quotation on the OTC Bulletin Board under the symbol OCTI.

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

On February 22, 2005, we executed a non-binding Letter of Intent to effectuate a business combination with MicroSlate Inc., a Canadian corporation
("MicroSlate"). However, as of December 31, 2005 the negotiations had been terminated with no further obligations remaining for either party.

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

EMPLOYEES
As of December 31, 2005, we have no employees. We did not add to our workforce during the year ended December 31, 2005; our former President, John C. Belden, resigned on December 15, 2004. At that time, Josie Ben Rubi was appointed by the Board of Directors to replace Mr. Belden to serve as President.

FACTORS THAT MAY AFFECT FUTURE RESULTS.

HISTORY OF OPERATING LOSSES
For the calendar year ended December 31, 2005, we recorded a net loss of $69,792. For the calendar year ended December 31, 2004, we recorded a net loss of $58,979. At December 31, 2005, we had no tangible assets, negative working capital of ($350,807), an accumulated deficit of $23,221,716 and a total stockholders' deficit of $(350,807). Considering that at this time, we have no product available for sale, we will continue to generate losses. Unless we acquire a new technology or product it is unlikely that we will be profitable in the future.

NEED FOR ADDITIONAL CAPITAL
Our cash on hand as of December 31, 2005 was $0, which is inadequate to meet our budgeted operating requirements. Additional cash resources are required to sustain our operations. Since September 2000 Grupo Dynastia S.A, a Panamanian company, our principal shareholder has funded our operations through loans. It should be noted that we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to us. Should we be unable to obtain additional capital when and as needed, we could be forced to cease business activities altogether. It is unlikely that we will be able to raise additional capital without dramatically diluting the existing equity ownership of our common stockholders.

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

We had been meeting our liquidity needs through loans from ATI until August 1998 when ATI ceased funding us and subsequently declared bankruptcy. During 2000, the note, stock and warrants were transferred in to Grupo Dynastia S. A., a Panamanian company. There is no assurance that Grupo Dynastia S. A. or subsequent owners of the notes and warrants will continue to fund us or that exercise of the warrants will enable us to repay such loans. Should we be unable to obtain additional revenues, and/or raise additional capital, it could be forced to cease business activities altogether. On April 25, 2001, the Grupo Dynastia S. A. negotiated a lower exercise price of $0.40 per share, and 150,000 options were exercised in payment of a note payable and accrued interest totaling $60,000. Grupo Dynastia S.A. has advanced operating funds to OCTuS since that time under a note agreement that bears interest at 10% and is due on demand. The loan balance as of December 31, 2005 was $101,568.

In June 2005, we converted the 250,000 shares of Series C 6% cumulative preferred stock owned by Grupo Dynastia S.A. into 500,000 shares of our common stock. Upon conversion, the accumulated dividends on this series of preferred stock became due and payable; the total due on the conversion date was $81,185.

NOTES AND ADVANCES PAYABLE
>From September 2000 through December 2004, Grupo Dynastia S. A. advanced us $88,271 which was secured by notes bearing interest at the rate of 10% per annum. During the year ended December 31, 2005, Grupo Dynastia advanced us a total of $13,297, bringing the total balance due to $101,568.

TRADING MARKET/DELISTING FROM NASDAQ SMALLCAP MARKET/VOLATILITY OF STOCK PRICE In January 1993, we completed an initial public offering of 100,000 Units, each unit comprised of one share of Common Stock and one Common Stock Purchase Warrant. These securities were quoted on the NASDAQ Small Cap Market until February 1, 1995, at which time they were delisted because we were unable to meet that market's minimum capital and surplus requirements. The securities now trade on the Over-The-Counter Bulletin Board, maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets. While we intend to reapply for listing on the NASDAQ Small Cap Market if conditions are favorable for us to do so, there can be no assurance that our application for relisting our securities will be accepted by the NASDAQ Small Cap Market.

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

ITEM 2.   DESCRIPTION OF PROPERTY

PROPERTY HELD. As of December 31, 2005, we held no property. OUR FACILITIES. Since December 15, 2004, our offices have been located at Ave. Balboa Edificio Los Defines 100 Mezanina, Panama City, Panama.

We pay no rent, which would be negligible, for the use of this space. We do not maintain any other leases for office space and owns no real property. We believe these facilities are adequate for our requirements.

ITEM 3.   LEGAL PROCEEDINGS.
We are not currently involved in any legal proceedings and have no legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of the shareholders during the year ended December 31, 2005.



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

MARKET INFORMATION. Our common stock is eligible for quotation on the Over-the-Counter Bulletin Board under the symbol "OCTI".

Our Common Stock, Units and Warrants were previously quoted on the NASDAQ Small-Cap Market under the symbols OCTS, OCTSU and OCTSW, respectively, upon completion of our initial public offering on January 15, 1993 until February 1, 1995. On February 1, 1995, our securities were delisted from the NASDAQ Small-Cap Market because we were unable to meet that market's minimum capital and surplus requirements. Since February 1, 1995, our securities have eligible for quotation on the OTC Bulletin Board. We were listed under the symbol OCTU until our forward split which we effected in June 2005.

Set forth below are the ranges of high and low bid prices for each quarter for the Common Stock as reported by NASDAQ for the periods from January 1, 2003 through December 31, 2005. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.

                                                 COMMON STOCK
                                                 ------------
QUARTER ENDED                              HIGH                LOW
-------------                              ----                ---

March 31, 2003                              .04                .04
June 30, 2003                               .05                .05
September 30, 2003                          .05                .05
December 31, 2003                           .06                .06
March 31, 2004                              .15                .15
June 30, 2004                               .54                .54
September 30, 2004                          .51                .12
December 31, 2004                           .06                .06
March 31, 2005                             1.50*
June 30, 2005                              .12*
September, 30, 2005                        .15*
December 31, 2005                          .15*

*closing price at quarter end; due to lack of trading volume on those dates, no historical high and low prices are available.

Trading on our Common Stock is extremely limited and sporadic. Therefore, prices are not an accurate indication of the market value of our Common Stock. The closing price of our Common Stock on the OTC Bulletin Board was $0.15 per share on April 3, 2006, the last date of reported trading activity.

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

DESCRIPTION OF CAPITAL STOCK. Our authorized capital stock consists of the following:

         o Common stock, $0.001 par value, 100,000,000 shares authorized, 13,437,072 shares issued and outstanding
         o Series A preferred stock, $0.001 par value, 300,000 shares authorized, no shares issued or outstanding
         o Series B preferred stock, $0.001 par value, 910,000 shares authorized, no shares issued or outstanding
         o Series C 6.0% cumulative preferred stock, $0.001 par value, 250,000 shares authorized, no shares issued and outstanding
         o Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no shares issued or outstanding

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

As of April 7, 2006, there were approximately 280 holders of our Common Stock, our only outstanding class of securities.

RECENT SALES OF UNREGISTERED SECURITIES. We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

EQUITY COMPENSATION PLANS. We have no securities authorized for issuance under any equity compensation plans.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the audited consolidated financial statements and notes thereto which begin on page F-1 of this report as of December 31, 2005 and for the years ended December 31, 2005 and 2004.

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

The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2005 we incurred a net loss of $69,792. Cash on hand as of December 31, 2005 was $0. Management believes that without an influx of significant new funds, we will not be able to sustain our operations through the rest of 2006. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. On February 22, 2005, we executed a non-binding Letter of Intent to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). However, as of December 31, 2005 the negotiations had been terminated with no further obligations remaining for either party. During the year, Microslate paid $20,774 in expenses on our behalf; those amounts were recorded as a capital contribution. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether. See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

INCOME. We had no income during the years ended December 31, 2005 and 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2005 were $60,097, as compared to $51,594 for the year ended December 31, 2004. The increased expenses were primarily due to higher legal and accounting fees.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2005 increased $2,310 from $7,385 to $9,695. The primary reason for the increase was higher notes payable balances during 2005 compared to 2004.

NET LOSS/INCOME. We experienced a net loss of $69,792 for the year ended December 31, 2005. This reflects an increase of $10,813 over the loss of $58,979 for the year ended December 31, 2004.

LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS
As of December 31, 2005, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Management believes that without an influx of significant new funds, we will not be able to sustain our operations through the rest of 2006. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether.

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

On February 22, 2005, we executed a non-binding Letter of Intent to effectuate a business combination with MicroSlate Inc., a Canadian corporation
("MicroSlate"). However, as of December 31, 2005 the negotiations had been terminated with no further obligations remaining for either party.

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.



                                   OCTUS, INC.
                                Table of Contents

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheet                                                  F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statement of Changes in Stockholders' (Deficit)                F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                            F-6 - F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
OCTuS, Inc.

We have audited the accompanying consolidated balance sheet of OCTuS, Inc. as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 2005, and the results of its operations, and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 6, 2006


                                     OCTUS, INC.
                              CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31, 2005



                                        ASSETS

CURRENT ASSETS
      Cash                                                              $         --
                                                                        ============


                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable                                                  $     26,071
      Accounts payable - related parties                                      19,916
      Accrued interest - related party                                        25,067
      Accrued dividends payable                                               81,185
      Notes payable - related parties                                        198,568
                                                                        ------------
                 Total current liabilities                                   350,807
                                                                        ------------

STOCKHOLDERS' (DEFICIT)
      Series A preferred stock, $0.001 par value, 300,000 shares
         authorized, no shares issued or outstanding                              --
      Series B preferred stock, $0.001 par value, 910,000 shares
         authorized, no shares issued or outstanding                              --
      Series C 6.0% cumulative preferred stock, $0.001 par value,
         250,000 shares authorized, no shares issued or outstanding               --
      Undesignated preferred stock, $0.001 par value, 540,000 shares
         authorized, no shares issued or outstanding                              --
      Common stock,  $0.001 par value, 100,000,000 shares authorized,
           13,437,072 shares issued and outstanding                           13,437
      Paid-in capital                                                     22,857,472
      Accumulated (deficit)                                              (23,221,716)
                                                                        ------------
                 Total stockholders' (deficit)                              (350,807)
                                                                        ------------

                                                                        $         --
                                                                        ============


The accompanying notes are an integral part of these consolidated financial statements.





                                   OCTUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                       2005            2004
                                                   ------------    ------------


 Revenues                                          $         --    $         --
                                                   ------------    ------------

 General and administrative expenses                     60,097          51,594
                                                   ------------    ------------

 (Loss) from operations                                 (60,097)        (51,594)

  Interest expense                                       (9,695)         (7,385)
                                                   ------------    ------------

Net (loss)                                              (69,792)        (58,979)

Preferred dividends                                       4,500           9,000
                                                   ------------    ------------

Net (loss) attributable to common stockholders     $    (74,292)   $    (67,979)
                                                   ============    ============

Per share information - basic and fully diluted:
      Weighted average shares outstanding            13,202,825      12,937,072
                                                   ============    ============

      Net (loss) per common share                  $      (0.01)   $      (0.00)
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.




                                                           OCTUS, INC.
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005


                                     SERIES C
                                  PREFERRED STOCK                COMMON STOCK                                         TOTAL
                            ---------------------------   --------------------------    PAID-IN     ACCUMULATED    STOCKHOLDERS'
                               NUMBER         AMOUNT         NUMBER        AMOUNT       CAPITAL      (DEFICIT)       (DEFICIT)
                            ------------   ------------   ------------  ------------  ------------  ------------   ------------

Balance, December 31, 2003       250,000   $    151,000     12,937,072  $     12,937  $ 22,686,198  $(23,011,760)  $ (161,625))

      Net (loss)                      --             --             --            --            --       (58,979)       (58,979)
                            ------------   ------------   ------------  ------------  ------------  ------------   ------------

Balance, December 31, 2004       250,000        151,000     12,937,072        12,937    22,686,198   (23,070,739)      (220,604)

   Conversion of Series C
     Preferred Stock into
     common stock               (250,000)      (151,000)       500,000           500       150,500            --             --

   Dividends payable                  --             --             --            --            --       (81,185)       (81,185)

   Capital contributed
     by former merger
     candidate                        --             --             --            --        20,774            --         20,774

      Net (loss)                      --             --             --            --            --       (69,792)       (69,792)
                            ------------   ------------   ------------  ------------  ------------  ------------   ------------

Balance, December 31, 2005            --   $         --     13,437,072  $     13,437  $ 22,857,472  $(23,221,716)  $   (350,807)
                            ============   ============   ============  ============  ============  ============   ============


                    The accompanying notes are an integral part of these consolidated financial statements.




                                     OCTUS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                 2005        2004
                                                              ---------   ---------

OPERATING ACTIVITIES
      Net (loss)                                              $ (69,792)  $ (58,979)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
        Increase (decrease) in accounts payable                  26,071      (1,238)
        Increase in accounts payable and accrued
           expenses-related party                                 9,440      31,405
                                                              ---------   ---------
                Net cash (used in) operating activities         (34,281)    (28,812)
                                                              ---------   ---------


INVESTING ACTIVITIES
                Net cash (used in) investing activities              --          --
                                                              ---------   ---------


FINANCING ACTIVITIES
      Proceeds from capital contribution                         20,774          --
      Proceeds from notes payable - related party                13,297      29,000
                                                              ---------   ---------
                Net cash provided by financing activities        34,071      29,000
                                                              ---------   ---------

                    Net increase (decrease) in cash                (210)        188

CASH AT BEGINNING OF YEAR                                           210          22
                                                              ---------   ---------

CASH AT END OF YEAR                                           $      --   $     210
                                                              =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                  $      --   $      --
                                                              =========   =========
      Cash for income taxes                                   $      --   $      --
                                                              =========   =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
      Issuance of note payable for services to related party  $      --   $  12,000
                                                              =========   =========
      Conversion of preferred stock into common stock         $ 151,000   $      --
                                                              =========   =========
      Declaration of preferred dividends payable              $  81,185   $      --
                                                              =========   =========




The accompanying notes are an integral part of these consolidated financial statements.

                                        F-5

                                   OCTUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



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

REVENUE RECOGNITION

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values because these financial instruments are short term, their carrying amounts approximate fair values, or they are payable on demand.

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005


EARNINGS (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

STOCK-BASED COMPENSATION

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. As of December 31, 2005 and 2004, the Company had no stock based compensation.

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

RECENT PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005


SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect the financial statements of the Company if there is a change any accounting principle. At this time, no such changes are contemplated or anticipated.

In February 2006, the FASB issues SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:

     a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133
     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
     d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
     e. Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of the fiscal year, provided financial statement have not yet been issued, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments held at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
     3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005


     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficits of $350,807 and an accumulated deficit of $23,221,716 as of December 31, 2005. In addition, the Company has generated recurring losses, aggregating $69,792 and $58,979 in 2005 and 2004, respectively, and has no revenue generating operations.

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

Common stock
------------

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

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005


Preferred stock
---------------

As of December 31, 2003, effective with the Company's incorporation in the state of Nevada, the Company had authorized a total of 2,000,000 shares of $0.001 par value preferred stock. Of the Series A Preferred Stock, 300,000 shares are authorized and of the Series B Preferred Stock, 910,000 shares are authorized. There are no Series A or Series B shares outstanding. The Cumulative Series C Preferred Stock had 250,000 shares authorized, issued and outstanding. The Series classification of the remaining authorized preferred shares has not yet been determined and such designation is at the discretion of the board of directors.

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

Compensatory Stock Option Plans
-------------------------------

The Company has a stock option plan for option grants to directors, officers, employees and consultants of the Company. Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2005, the Company has reserved a total of 225,000 shares of common stock for exercise under the stock option plan.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model. No options have been granted during the years ended December 31, 2005 and 2004.

All outstanding stock options as of December 31, 2003, had an exercise price of $5.00 per share. Of the 12,500 outstanding options as of December 31, 2003, all expired in 2004 because the option holders resigned as officers and directors of the company. Transactions under all stock option plans are summarized as follows:

                                             NUMBER OF          WEIGHTED AVERAGE
                                              SHARES             EXERCISE PRICE
                                              ------             --------------

Outstanding at December 31, 2003              12,500                $ 5.00
         Options granted                          --                   --
         Options expired                     (12,500)                 5.00
                                           ---------------------------------
Outstanding at December 31, 2004                  --                $  --
         Options granted                          --                   --
         Options expired                          --                   --
                                           ---------------------------------
Outstanding at December 31, 2005                  --                $  --
                                           =================================

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005


NOTE 4 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following:

     o Unsecured revolving promissory note, principal balance of $101,568, interest at 10%, interest and principal due on demand, payable to the majority shareholder

     o Unsecured promissory note, principal balance of $85,000, no interest, due on demand, issued for accrued consulting fees payable, payable to former President and Chief Executive Officer

     o Unsecured promissory note, principal balance of $12,000, no interest, due on demand, issued for accrued consulting fees payable to a former director

Interest expense for the years ended December 31, 2005 and 2004, on the notes payable was $9,695 and $7,385, respectively. Related accrued interest payable as of December 31, 2005 was $25,067.

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

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

           Federal statutory income tax rate                 34.00 %
           Valuation allowance                              (34.00)%
                                                         -----------
                                                                --%
                                                         ===========


The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

                                                                     2005
                                                                 ------------
Deferred tax assets (liabilities)
         Net operating loss carry forward                        $  7,830,000

Less valuation allowance                                           (7,830,000)
                                                                 -------------

                  Net deferred tax asset                         $         --
                                                                 =============


At December 31, 2005, the Company has a Federal net operating loss carry forward of approximately $23,000,000, which expires through 2025 and a state net operating loss carry forward of approximately $360,000, which expires through 2009. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2005, was $26,000.

                                   OCTUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005


NOTE 6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company incurred consulting fees payable to a former officer and director of $3,000 and $12,000, respectively. Total amounts due to the former officer and director are $16,747 and are included in accounts payable, related parties. During the year ended December 31, 2004, the Company issued a note payable in the amount of $12,000 payable to a former director in recognition of years of service.

A former officer and director paid certain expenses on behalf of the Company. As of December 31, 2005, amounts owed to this individual totaled $3,169 and are included in accounts payable, related parties.

NOTE 7 - TERMINATED POTENTIAL ACQUISITION

On February 22, 2005, the Company executed a non-binding Letter of Intent to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). Subject to customary due diligence and further negotiations, the business combination between the Company and MicroSlate was to be effectuated by reverse merger, reorganization or asset purchase. As of December 31, 2005, the negotiations had been terminated with no further obligations remaining for either party. During the year ended December 31, 2005, expenses totaling $20,774 have been paid by MicroSlate on behalf of the Company. All such amounts have been recorded as a capital contribution.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to year end, the majority shareholder advanced $21,424 in payments to vendors, suppliers and professional fees on behalf of the Company. The amounts increase the balance of the note payable to the majority shareholder.

ITEM 8.  ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no disagreements with the accountants regarding accounting principles or reporting required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the date of this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

ITEM 8B. OTHER INFORMATION.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

INFORMATION REGARDING DIRECTORS

The information set forth below as to our sole officer and director was provided by that individual:

NAME                 PRESENT POSITION WITH THE COMPANY     DIRECTOR SINCE    AGE
----                 ---------------------------------     --------------    ---

Josie Ben Rubi    President and Chief Executive Officer;        2004          36
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2005, that none of our executive officers, directors, or greater than 10% stockholders complied with any applicable filing requirements.

CODE OF ETHICS
In March 2004, we adopted a Code of Ethics. We do not currently have a website. Therefore, we will provide a copy, free of charge, to those writing to the corporate office located at Ave. Balboa Edificio Los Defines 100 Mezanina, Panama City, Panama.

ITEM 10.  EXECUTIVE COMPENSATION
The following table sets forth, for the fiscal years ending December 31, 2005 and 2004, the accrued compensation we paid, as well as certain other compensation paid or accrued for those years, to Mr. Belden, who served as our Chief Executive Officer. We did not employ any officers in 2005 or 2004 that earned over $100,000 in annual salary and bonuses (the "named executive officers"). Mr. Belden resigned on December 15, 2004. Mr. Ben Rubi, appointed to serve as President and CEO effective December 15, 2004, did not receive compensation in 2005 or 2004.

                                 ACCRUED ANNUAL COMPENSATION        LONG-TERM COMPENSATION AWARDS
                                 ---------------------------        -----------------------------
       (A)                                                                               (G)
    NAME AND                                            (E)              (F)          SECURITIES          (H)
    PRINCIPAL        (B)       (C)        (D)       OTHER ANNUAL      RESTRICTED      UNDERLYING       ALL OTHER
    POSITION        YEAR      SALARY     BONUS      COMPENSATION     STOCK AWARDS      OPTIONS       COMPENSATION
    --------        ----      ------     -----      ------------     ------------      -------       ------------
John C. Belden      2004    $  12,000      0             0                0               0                0
Former President
& CEO

Josi Ben Rubi       2004        0          0             0                0               0                0
President & CEO     2005        0          0             0                0               0                0


COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of April 12, 2006, our officers have received no compensation for their services provided to us, other than stock issued for services as indicated in the table above.

EMPLOYMENT CONTRACTS. We do not currently have any employment contracts in place.

STOCK OPTION GRANTS TABLE
We did not grant any stock options to our named executive officers during fiscal 2005 or 2004. We do not have any outstanding stock appreciation rights.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE
The following table provides information with respect to the named executive officers, concerning the exercise of stock options during fiscal 2005 and 2004 and unexercised options held as of the end of fiscal 2005 and 2004

                                                                  NUMBER OF
                                                                 SECURITIES           VALUE OF
                                                                 UNDERLYING         UNEXERCISED
                                                                 UNEXERCISED        IN-THE-MONEY
                                                                 OPTIONS AT          OPTIONS AT
                                                                  FY-END(#)          FY-END($)
                                                                  ---------          ---------
                                 SHARES
                               ACQUIRED ON        VALUE         EXERCISABLE/        EXERCISABLE/
       NAME                    EXERCISE(#)     REALIZED($)      UNEXERCISABLE      UNEXERCISABLE
       ----                    -----------     -----------      -------------      -------------
  John C. Belden     2003           0               0             10,000/0              0/0
  John C. Belden     2004           0               0                 0                 0/0
  Josi Ben Rubi      2004           0               0                 0                  0
  Josi Ben Rubi      2005           0               0                 0                  0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Voting Stock as of April 12, 2006, by (i) each of our named executive officers and directors; (ii) our named executive officers and directors as a group; and (iii) shareholders known by us to beneficially own more than 5% of any class of our voting securities. The beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, we believe that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., Ave. Balboa Edificio Los Defines 100
Mezanina, Panama City, Panama.

                                                      NUMBER OF SERIES
                                      NUMBER OF         C PREFERRED
                                    COMMON SHARES          SHARES
                                     BENEFICIALLY       BENEFICIALLY     PERCENT OF
              NAME                      OWNED              OWNED            CLASS
              ----                      -----              -----            -----

Josie Ben Rubi, President & CEO,
Director                                  0                  0               0%

Grupo Dynastia S.A.(1)                 800,000               0              6.0%

OFFICERS AND DIRECTORS AS A GROUP         0                  0               0%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS. We entered into an unsecured revolving promissory note with Grupo Dynastia S.A, principal balance of $101,568, interest at 10%, interest and principal due on demand. Accrued interest related to this note payable as of December 31, 2005 is $25,067 and is included in Accounts payable and accrued expenses - related parties.

During the year ended December 31, 2005, we incurred consulting fees payable to our former officer and director of $3,000. During the year ended December 31, 2004, we incurred $12,000 of consulting expense related to an employment-consulting agreement to this individual, our former President and Chief Executive Officer, for which he was to provide consulting services at a monthly rate of $1,000. The agreement was terminated on December 31, 2004. As of December 31, 2005, $101,747 of expenses related to this agreement were unpaid of which $16,747 is included in accounts payable - related parties. The balance of $85,000 is included in Notes Payable - related parties.

During the year ended December 31, 2004, we recorded $12,000 in accrued director's fees payable to Robert A. Freeman which are included in Notes payable
- related parties.

An officer and a former director paid certain bills on our behalf. As of December 31, 2005, amounts owed to these related parties totaled $3,169, are included in Accounts payable - related parties.

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

ITEM 13.  EXHIBITS

   EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------

     3.1       Amended and Restated Articles of Incorporation                                    +
    3.1.1      Certificate of Determination of Preferences of Series C Preferred
               Stock of OCTuS, Inc.                                                              ++
     3.2       Amended Bylaws                                                                    !
     3.3       Certificate of Amendment to Articles of Incorporation                             ##
      9        Irrevocable Proxy from Tokyo Electric Co., Ltd. (included in Exhibit
               10.26.1)                                                                          *
    10.3       Sample Warrant                                                                    *
    10.4       Amended and Restated 1987 Nonstatutory Stock Option Plan                          +
    10.5       Form of Stock Option Agreement, Non-Qualified Options, 1987 Plan                  *
    10.6       Amended and Restated 1988 Nonstatutory Stock Option Plan                          *
    10.7       Form of Stock Option Agreement, Non-Qualified Options, 1988 Plan                  *
    10.8       Amended and Restated 1992 Key Executive Stock Purchase Plan                       *
    10.9       Lease dated April 7, 1995 by and between Mistek Investment Group and
               OCTuS, Inc. for 8352 Clairemont Mesa Blvd., San Diego, CA 92111                  +++
    10.10      Standard Industrial Net Lease dated July 29, 1994 by and between
               Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes Canyon
               Road, Suite A, San Diego CA 92121                                                 ++




    10.11      Lease Surrender Agreement dated April 8, 1995 (as amended May 31,
               1995), by and between Sorrento Corporate Center and OCTuS, Inc., for
               9944 Barnes Canyon Road, Suite A, San Diego, CA 92121                            +++
    10.12      Employment Agreement dated June 1, 1992 by and between OCTuS, Inc. and
               John C. Belden, as amended May 14, 1993 and February 16, 1995                     #
    10.16      Form of Indemnification Agreements entered into by and between OCTuS,
               Inc. and its officers and directors                                               *
    10.17      401(k) Plan Document                                                              *
    10.18      Form of Unit Certificate                                                          *
    10.19      Directors 1993 Stock Option Plan, Form of Stock Option Agreement,
               Non-Qualified Options, 1993 Directors Stock Option Plan                           +
    10.20      Warrant, Caledonian European Securities Ltd., dated July 15, 1993                 **
    10.21      Warrant, Neil Haverty, dated July 15, 1993                                        **
    10.22      Warrant, Maroon Bells Capital Partners, Inc., dated July 15, 1993                 **
    10.23      Promissory Note of Nolan K. Bushnell, dated as of February 8, 1993,
               payable to OCTuS, Inc.                                                            **
    10.24      Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS, Inc.,
               dated February 8, 1993, as amended October 7, 1993                                **
    10.25      Purchase and Sale Agreement dated September 14, 1993 by and between
               OCTuS, Inc. and National Computer Systems, Inc.                                   **
    10.26      Letter Agreement dated January 26, 1995 by and between OCTuS, Inc. and
               National Computer Systems, Inc.                                                   #
    10.27      Purchase and License Agreement dated March 7, 1995 by and between
               Cintech Tele-Management Systems, Inc. and OCTuS, Inc., as amended May
               16, 1995                                                                         +++
    10.28      Product Development and License Agreement dated September 5, 1995 by
               and between Ascom Telecommunications Limited and OCTuS, Inc.                      !
    10.29      Promissory Note dated December 1, 1995 from OCTuS, Inc. to Maroon
               Bells Capital Partners, Inc.                                                      &
    10.30      Stock and Warrant Purchase Agreement dated June 24, 1996 by and
               between OCTuS, Inc. and Advanced Technologies International, Ltd.                 ++
    10.31      Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced
               Technologies International, Ltd. dated June 24, 1996                              ++
    10.32      Agreement dated as of August 8, 1996 relating to settlement of claims
               among OCTuS parties and RAS/TAG parties.                                          &
     11        Statements re: computation of (loss) earnings per share and shares
               used in per share calculation                                                    +++
     14        Code of Ethics                                                                   ***
    16.1       Letter dated March 13, 1996 from Price Waterhouse to the Securities
               and Exchange Commission                                                           ~
    31.1       Section 302 Certification Annual Report on Form 10-KSB
    32.1       Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
               To Section 906 Of The Sarbanes-Oxley Act Of 2002


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

         *** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1993.

         ## Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 16, 2005


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as our independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP, in 2005, were approved by the board of directors.

AUDIT FEES
The aggregate fees billed by for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2005 and 2004 were $17,900 and $12,650, respectively, net of expenses.

AUDIT-RELATED FEES
There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

TAX FEES
The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2005 and 2004 were $1,500 and $1,100 respectively.

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


Date:  April 12, 2006                                   /s/  Josie Ben Rubi
                                                        -------------------
                                                        Josie Ben Rubi
                                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 12, 2006.


Signature                             Title                           Date
---------                             -----                           ----

/s/ Josie Ben Rubi        President (Principal Executive         April 12, 2006
------------------        Officer, Principal Financial &
Josie Ben Rubi            Accounting Officer), Director