Form 10QSB
period 2006-03-31
OCTUS INC
filed 2006-05-22
CIK 891462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                       to
                                    --------------------    --------------------

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


       Ave. Balboa Edificio Los Defines 100 Mezanina, Panama City, Panama
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                              (011) (507) 265-1555
                              --------------------
                           (Issuer's Telephone Number)



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 18, 2006, the issuer the following classes of its stock issued and outstanding:


         Class:  Common Stock, $0.001 Par Value:  13,437,072 shares outstanding

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                   OCTuS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS
     Cash                                                          $         --
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                              $      8,895
     Accounts payable - related parties                                  19,916
     Accrued interest - related party                                    27,656
     Accrued dividends                                                   81,185
     Notes payable - related party                                      219,912
                                                                   ------------
              Total current liabilities                                 357,564
                                                                   ------------

STOCKHOLDERS' (DEFICIT)
     Series A preferred stock, $0.001 par value, 300,000
       shares authorized, no shares issued or outstanding                    --
     Series B preferred stock, $0.001 par value, 910,000
       shares authorized, no shares issued or outstanding                    --
     Series C 6% cumulative preferred stock, $0.001 par
       value, 250,000 shares authorized, no shares
       issued and outstanding                                                --
     Undesignated  preferred stock, $0.001 par value, 540,000
       shares authorized,  no shares issued or outstanding                   --
     Common stock,  $0.001 par value, 100,000,000 shares
       authorized, 13,437,072 shares issued and outstanding              13,437
     Paid-in capital                                                 22,857,472
     Accumulated (deficit)                                          (23,228,473)
                                                                   ------------
              Total stockholders' (deficit)                            (357,564)
                                                                   ------------

                                                                   $         --
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   OCTuS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                 MARCH 31, 2006   MARCH 31, 2005
                                                  ------------    ------------


Revenues                                          $         --    $         --
                                                  ------------    ------------

General and administrative expenses                      4,168          11,333
                                                  ------------    ------------

(Loss) from operations                                  (4,168)        (11,333)

 Interest expense                                       (2,589)         (2,251)
                                                  ------------    ------------

Net (loss)                                              (6,757)        (13,584)

Preferred dividends                                         --           2,250
                                                  ------------    ------------

Net (loss) available to common shareholders       $     (6,757)   $    (15,834)
                                                  ============    ============

Per share information - basic and fully diluted
Weighted average shares outstanding                 13,437,072      12,937,072
                                                  ============    ============

Net (loss) per common share                       $      (0.00)   $      (0.00)
                                                  ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                           OCTuS, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                              THREE MONTHS      THREE MONTHS
                                                                 ENDED              ENDED
                                                             MARCH 31, 2006    MARCH 31, 2005
                                                             --------------    --------------

OPERATING ACTIVITIES
               Net cash (used in) operating activities       $      (21,344)   $       (9,333)
                                                             --------------    --------------

INVESTING ACTIVITIES
               Net cash (used in) investing activities                   --                --
                                                             --------------    --------------

FINANCING ACTIVITIES
     Proceeds from notes payable - related party                     21,344             9,297
                                                             --------------    --------------
               Net cash provided by financing activities             21,344             9,297
                                                             --------------    --------------

                   Net (decrease) in cash                                --               (36)

BEGINNING CASH                                                           --               210
                                                             --------------    --------------

ENDING CASH                                                  $           --    $          174
                                                             ==============    ==============

                      The accompanying notes are an integral part of these
                               consolidated financial statements.

                                   OCTuS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2005, and for the years ended December 31, 2004 and 2005, including notes thereto, included in the Company's Form 10-KSB.

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

NOTE 3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders' deficits of $357,564 and an accumulated deficit of $23,228,473 as of March 31, 2006. The Company currently has no revenue generating operations.

The Company intends to seek equity capital in order to resume its technology based operations. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. In the event the Company is unsuccessful in attracting additional working capital from an outside party it will be reliant on a related party to provide working capital.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006, a related party loaned the Company $21,344 for operations at 10% interest. The loan is unsecured and no terms have been determined on the repayment of these funds. The Company has recorded interest expense of $2,589 related to the note payable - related party during the three months ended March 31, 2006. As of March 31, 2006, $27,656 of interest expense related to this note payable was unpaid and included in accrued interest
- related parties.

ITEM 2. PLAN OF OPERATION
-------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report as of December 31, 2005 filed on Form 10-KSB.

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

We intend to resume our technology based operations with an Internet based sales platform for international trade. There is no guarantee we will be able to successfully continue our business operations or that if we do, that we will be able to operate profitably, either now or in the future.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $0 as of March 31, 2006. Our total assets were also $0 as of March 31, 2006. Our current liabilities were $357,564 as of March 31, 2006, consisting of $8,895 in accounts payable, $19,916 in accounts payable to related parties. We also had $27,656 in accrued interest payable to a related party, $81,185 in accrued dividends payable and $219,912 in notes payable to related parties. Since we have no cash, we are not able to pay our day to day expenses for the next twelve months; however we anticipate that Grupo Dynastia S.A., the related parties that have lent us funds, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations. Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any such agreements will be on terms favorable to us. During the three months ended March 31, 2006, a related party loaned us $21,344 to continue operations.

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005.
-------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues during either the period ended March 31, 2006 or that ended March 31, 2005.

OPERATING AND INTEREST EXPENSES. For the three months ended March 31, 2006, our operating expenses were $4,168, which was represented by solely by general and administrative expenses. We also had $2,589 in interest expense. Therefore, for the three months ended March 31, 2006, we experienced a net loss of $6,757. Grupo Dynastia S.A. has been funding our operations since we are not able to generate revenues. This is comparison to the three months ended March 31, 2005, where we had operating expenses of $11,333, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2005 due to timing of legal and accounting fees occurring sooner in 2005 than in 2006.

LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS. As of March 31, 2006, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

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

We have not conducted any activity since the negotiations with regard to MicroSlate ceased in 2005. We still hope to pursue another transaction or similar business combination. There is no guarantee we will be able to conclude such a transaction or that if we do, that we will be able to operate profitably, either now or in the future.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer has evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

None.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

        31. Rule 13a-14(a)/15d-14(a) Certifications.

        32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OCTuS, Inc.,
                                             a Nevada corporation



May 21, 2006                            By:  /s/ Josie Ben Rubi
                                             ---------------------------
                                             Josie Ben Rubi
                                             Principal executive, accounting and
                                             financial officer, president,
                                             treasurer, and a director