Form 10QSB
period 2006-06-30
OCTUS INC
filed 2006-08-21
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2006

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission File Number: 0-21092

OCTuS, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ave. Balboa Edificio Los Defines 100 Mezanina, Panama City, Panama
(Address of principal executive offices)

(011) (507) 265-1555
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 17, 2006, the issuer had the following classes of its stock issued and outstanding:

Class: Common Stock, $0.001 Par Value: 13,437,072 shares outstanding

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2006
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$10,268
Accounts payable - related parties	19,916
Accrued interest - related party	30,841
Accrued dividends	81,185
Notes payable - related party	231,212
Total current liabilities	373,422

STOCKHOLDERS' (DEFICIT)
Series A preferred stock, $0.001 par value, 300,000 shares authorized, no
shares issued or outstanding	-
Series B preferred stock, $0.001 par value, 910,000 shares authorized, no
shares issued or outstanding	-
Series C 6% cumulative preferred stock, $0.001 par value, 250,000 shares authorized,
no shares issued and outstanding	-
Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no
shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
13,437,072 shares issued and outstanding	13,437
Paid-in capital	22,857,472
Accumulated (deficit)	(23,244,331)
Total stockholders' (deficit)	(373,422)

$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS	SIX MONTHS	THREE MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2006	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2005
Revenues	$-	$-	$-	$-

General and administrative expenses	12,673	16,841	24,074	35,407

(Loss) from operations	(12,673)	(16,841)	(24,074)	(35,407)

Interest expense	(3,185)	(5,774)	(2,432)	(4,683)

Net (loss)	(15,858)	(22,615)	(26,506)	(40,090)

Preferred dividends	-	-	2,250	4,500

Net (loss) available to common shareholders	$(15,858)	$(22,615)	$(28,756)	$(44,590)

Per share information - basic and fully diluted
Weighted average shares outstanding	13,437,072	13,437,072	12,992,017	12,964,696

Net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2006	JUNE 30, 2005

OPERATING ACTIVITIES
Net cash (used in) operating activities	$(32,644)	$(9,507)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable - related party	32,644	9,297
Net cash provided by financing activities	32,644	9,297

Net (decrease) in cash	-	(210)

BEGINNING CASH	-	210

ENDING CASH	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Note 1. Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2005 and for the two years then ended, including notes thereto, included in the Company’s Form 10-KSB.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders’ deficits of $373,422 and an accumulated deficit of $23,244,331 as of June 30, 2006.

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

Note 4. Related Party Transactions

During the six months ended June 30, 2006, a related party loaned the Company $32,644 for operations at 10% interest. The loan is unsecured and no terms have been determined on the repayment of these funds. The Company has recorded interest expense of $5,774 related to the note payable - related party during the six months ended June 30, 2006. As of June 30, 2006, $30,841 of interest expense related to this note payable was unpaid and included in accrued interest - related parties.

 Note 5. Stock Split

On May 24, 2005, the Board of Directors authorized a two-for-one forward stock split which was effective 06/21/05. Accordingly, all share and per share amounts have been restated for all prior periods.

Item 2. Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Liquidity and Capital Resources. We have cash of $0 as of June 30, 2006. Our total assets were also $0 as of June 30, 2006. Our current liabilities were $373,422 as of June 30, 2006, consisting of $10,268 in accounts payable, $19,916 in accounts payable to related parties. We also had $30,841 in accrued interest payable to a related party, $81,185 in accrued dividends payable and $231,212 in notes payable to related parties. Since we have no cash, we are not able to pay our day to day expenses for the next twelve months; however we anticipate that Grupo Dynastia S.A., the related parties that have lent us funds, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations. Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any such agreements will be on terms favorable to us. During the six months ended June 30, 2006, a related party loaned us $32,644 to continue operations.

For the three months ended June 30, 2006 and June 30, 2005.

Results of Operations.

Revenues. We have realized no revenues during either the period ended June 30, 2006 or that ended June 30, 2005.

Operating and Interest Expenses. For the three months ended June 30, 2006, our operating expenses were $12,673, which was represented solely by general and administrative expenses. We also had $3,185 in interest expense. Therefore, for the three months ended June 30, 2006, we experienced a net loss of $15,858. Grupo Dynastia S.A. has been funding our operations since we are not able to generate revenues. This is in comparison to the three months ended June 30, 2005, where we had operating expenses of $24,074, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2005 due to increased legal and accounting fees which we incurred in conjunction with the non-binding letter of intent (“LOI”) to effectuate a business combination with MicroSlate Inc., a Canadian corporation (“MicroSlate”) that we executed in February 2005. That transaction was never concluded, though MicroSlate had paid a portion of our expenses as well in the period ending in 2005. For the three months ended June 30, 2005, we also had $2,432 in interest expense, making our net loss $26,506. After consideration of the preferred dividends of $2,250, our net loss attributable to common shareholders was $28,756.

For the six months ended June 30, 2006 and June 30, 2005.

Results of Operations.

Revenues. We have realized no revenues during either the period ended June 30, 2006 or that ended June 30, 2005.

Operating and Interest Expenses. For the six months ended June 30, 2006, our operating expenses were $16,841, which was represented solely by general and administrative expenses. We also had $5,774 in interest expense. Therefore, for the six months ended June 30, 2006, we experienced a net loss of $22,615. We did not accrue any dividends on preferred stock in 2006 because all of the outstanding preferred stock was converted into common stock during 2005. Grupo Dynastia S.A. has been funding our operations since we are not able to generate revenues. This is comparison to the six months ended June 30, 2005, where we had operating expenses of $35,407, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2005 due to increased legal and accounting fees which we incurred in conjunction with the non-binding LOI to effectuate a business combination with MicroSlate that we executed in February 2005. That transaction was never concluded, though MicroSlate had paid a portion of our expenses as well in the period ending in 2005. For the six months ended June 30, 2005, we also had $4,683 in interest expense, making our net loss $40,090. After consideration of $4,500 in preferred dividends we had a net loss attributable to common shareholders of $44,590.

Limitations on Net Operating Loss and Credit Carryforwards. As of June 30, 2006, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

Our Plan of Operation for the Next Twelve Months. Management believes that without an influx of significant new funds, we will not be able to sustain our operations through the next fiscal year. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., which has been funding our operations or any subsequent controlling owners, will continue to fund our operations. Would we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether.

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

PART II — OTHER INFORMATION

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

OCTuS, Inc., a Nevada corporation

Date: August 21, 2006	By:	/s/ Josie Ben Rubi
Josie Ben Rubi Principal Executive, Accounting and Financial Officer, President, Treasurer, and a Director