Form 10QSB
period 2006-09-30
OCTUS INC
filed 2006-11-14
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2006, the issuer the following classes of its stock issued and outstanding:

Class: Common Stock, $0.001 Par Value: 13,437,072 shares outstanding
Class: Preferred Stock, $0.001 Par Value: 0 shares outstanding

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2006
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$19,203
Accounts payable - related parties	19,916
Accrued interest - related party	34,224
Accrued dividends	81,185
Notes payable - related party	231,212
Total current liabilities	385,740

STOCKHOLDERS' (DEFICIT)
Series A preferred stock, $0.001 par value, 300,000 shares authorized, no
shares issued or outstanding	-
Series B preferred stock, $0.001 par value, 910,000 shares authorized, no
shares issued or outstanding	-
Series C 6% cumulative preferred stock, $0.001 par value, 250,000 shares authorized,
no shares issued or outstanding	-
Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no
shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
13,437,072 shares issued and outstanding	13,437
Paid-in capital	22,857,472
Accumulated (deficit)	(23,256,649)
Total stockholders' (deficit)	(385,740)
$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS	NINE MONTHS	THREE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPT 30, 2006	SEPT 30, 2006	SEPT 30, 2005	SEPT 30, 2005

Revenues	$-	$-	$-	$-

General and administrative expenses	8,936	25,776	15,655	51,062

(Loss) from operations	(8,936)	(25,776)	(15,655)	(51,062)

Interest (expense)	(3,383)	(9,157)	(2,459)	(7,142)

Net (loss)	(12,319)	(34,933)	(18,114)	(58,204)

Preferred dividends	-	-	-	4,500

Net (loss) available to common shareholders	$(12,319)	$(34,933)	$(18,114)	$(62,704)

Per share information - basic and fully diluted
Weighted average shares outstanding	13,437,072	13,437,072	13,437,072	13,123,885

Net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPT 30, 2006	SEPT 30, 2005
OPERATING ACTIVITIES
Net cash (used in) operating activities	$(32,644)	$(9,507)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable - related party	32,644	9,297
Net cash provided by financing activities	32,644	9,297

Net (decrease) in cash	-	(210)

BEGINNING CASH	-	210

ENDING CASH	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders’ deficits of $385,740 and an accumulated deficit of $23,256,649 as of September 30, 2006.

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

Note 4. Related Party Transactions

During the nine months ended September 30, 2006, a related party loaned the Company $32,644 for operations at 10% interest. The loan is unsecured and no terms have been determined on the repayment of these funds. The Company has recorded interest expense of $9,157 related to the note payable - related party during the nine months ended September 30, 2006. As of September 30, 2006, $34,224 of interest expense related to this note payable was unpaid and included in accrued interest - related parties.

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

Liquidity and Capital Resources. We have cash of $0 as of September 30, 2006. Our total assets were also $0 as of September 30, 2006. Our current liabilities were $385,740 as of September 30, 2006, consisting of $19,203 in accounts payable, $19,916 in accounts payable to related parties. We also had $34,224 in accrued interest payable to a related party, $81,185 in accrued dividends payable and $231,212 in notes payable to related parties. Since we have no cash, we are not able to pay our day to day expenses for the next twelve months; however we anticipate that Grupo Dynastia S.A., the related parties that have lent us funds, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations. Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any such agreements will be on terms favorable to us. During the nine months ended September 30, 2006, a related party loaned us $32,644 to continue operations.

For the three months ended September 30, 2006 and September 30, 2005.

Results of Operations.

Revenues. We have realized no revenues during either the period ended September 30, 2006 or that ended September 30, 2005.

Operating and Interest Expenses. For the three months ended September 30, 2006, our operating expenses were $8,936, which was represented by solely by general and administrative expenses. We also had $3,383 in interest expense. Therefore, for the three months ended September 30, 2006, we experienced a net loss of $12,319. Grupo Dynastia S.A. has been funding our operations since we are not able to generate revenues. This is comparison to the three months ended September 30, 2005, where we had operating expenses of $15,655, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2005 due to increased legal and accounting fees which we incurred in conjunction with the non-binding letter of intent (“LOI”) to effectuate a business combination with MicroSlate Inc., a Canadian corporation (“MicroSlate”) that we executed in February 2005. That transaction was never concluded, though MicroSlate had paid a portion of our expenses as well in the period ending in 2005. For the three months ended September 30, 2005, we also had $2,459 in interest expense, making our net loss $18,114.

For the nine months ended September 30, 2006 and September 30, 2005.

Results of Operations.

Revenues. We have realized no revenues during either the period ended September 30, 2006 or that ended September 30, 2005.

Operating and Interest Expenses. For the nine months ended September 30, 2006, our operating expenses were $25,776, which was represented by solely by general and administrative expenses. We also had $9,157 in interest expense. Therefore, for the nine months ended September 30, 2006, we experienced a net loss of $34,933. We did not accrue any dividends on preferred stock in 2006 because all of the outstanding preferred stock was converted into common stock during 2005. Grupo Dynastia S.A. has been funding our operations since we are not able to generate revenues. This is comparison to the nine months ended September 30, 2005, where we had operating expenses of $51,062, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2005 due to increased legal and accounting fees which we incurred in conjunction with the non-binding LOI to effectuate a business combination with MicroSlate that we executed in February 2005. That transaction was never concluded, though MicroSlate had paid a portion of our expenses as well in the period ending in 2005. For the nine months ended September 30, 2005, we also had $7,142 in interest expense, making our net loss $58,204. After consideration of $4,500 in preferred dividends we had a net loss attributable to common shareholders of $62,704.

Limitations on Net Operating Loss and Credit Carryforwards. As of September 30, 2006, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

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

OCTuS, Inc., a Nevada corporation

Date: November 13, 2006	By:	/s/ Josie Ben Rubi
Josie Ben Rubi principal executive, accounting and financial officer, president, treasurer, and a director