Form 10KSB
period 2006-12-31
OCTUS INC
filed 2007-04-16
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006	Commission File Number: 0-21092

OCTuS, INC. (Name Of Small Business Issuer As Specified In Its Charter)

Nevada (State Or Other Jurisdiction Of Incorporation Or Organization)	33-0013439 (I.R.S. Employer Identification No.)

Marbella, Avenida Aquilino de la Guardia Y Calle 47, Edificio Ocean Plaza, Piso 16, Republic of Panama (Address Of Principal Executive Offices)

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

The aggregate market value of the voting stock held by nonaffiliates of the Issuer: $1,642,819.36 as of April 12, 2007.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:
Class: Common Stock, $0.001 Par Value: 13,437,072 shares outstanding at December 31, 2006

Documents Incorporated by Reference: None.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION

OCTuS, Inc. ("we," the "Company" or "OCTuS") is actively seeking business opportunities involving alternative energy technologies and infrastructure projects, which may include acquisition or licensing of these technologies or becoming involved with the construction and management of various types of energy producing facilities. The Company intends to form an Advisory Committee comprised of individuals with sufficient experience needed to review and qualify such technologies and projects for the involvement of OCTuS.

Although we are seeking such opportunities, we may not consummate any such transaction, and should we complete a transaction it is possible that we would not generate sufficient revenues to sustain our operations.

We anticipate that additional capital will likely have to come from issuing additional equity interest, which cannot occur without dramatically diluting the existing equity ownership of our Common stockholders.

The Company was incorporated in October 1983 under the laws of the State of California. On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada. In December 2003, this change was completed and we became a Nevada corporation.. In January 1993, we completed an initial public offering of 100,000 units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock. Currently, only our Common Stock is eligible for quotation on the OTC Bulletin Board under the symbol OCTI.

INTELLECTUAL PROPERTY

We do not own any patents, trademarks, domain names, copyrights, licenses, concessions or royalty rights.

GOVERNMENT REGULATION

We do not believe that any governmental regulations impact our current operations, as they are minimal. These include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire and safety departments.

OUR RESEARCH AND DEVELOPMENT

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future.

EMPLOYEES

As of December 31, 2006, we have no employees. We did not add to our workforce during the year ended December 31, 2006; Josie Ben Rubi serves as the sole Officer and Director of the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS.

HISTORY OF OPERATING LOSSES

For the calendar year ended December 31, 2006, we recorded a net loss of $46,362. For the calendar year ended December 31, 2005, we recorded a net loss of $69,792.

At December 31, 2006, we had no tangible assets, negative working capital, an accumulated deficit of $23,268,078 and a total stockholders’ deficit of $397,169. Considering that at this time, we have no product available for sale, we will continue to generate losses. Unless we acquire a new technology or product it is unlikely that we will be profitable in the future.

NEED FOR ADDITIONAL CAPITAL

Our cash on hand as of December 31, 2006 was $0, which is inadequate to meet our budgeted operating requirements. Additional cash resources are required to sustain our operations. Since September 2000 Grupo Dynastia S.A, a Panamanian company, our principal shareholder has funded our operations through loans. It should be noted that we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed or, if available, that its terms will be favorable or acceptable to us. Should we be unable to obtain additional capital when and as needed, we could be forced to cease business activities altogether. It is unlikely that we will be able to raise additional capital without dramatically diluting the existing equity ownership of our common stockholders.

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

TRANSACTIONS WITH AFFILIATES

We have been a party to certain transactions with related persons and affiliates. We believe that all such transactions were in our best interests and on terms no less favorable to us than could have been obtained from unaffiliated third parties and each transaction was approved by disinterested and independent members of the Board of Directors. However, such agreements were not always reached as the result of arms-length negotiations. In June 1996, we sold 250,000 shares of Series C Preferred stock (which votes with the Common Stock with each share of Series C Preferred Stock having ten votes) to Advanced Technologies International, Ltd. (“ATI”) for $151,000. We had been meeting our liquidity needs through loans from ATI until August 1998 when ATI ceased funding us and subsequently declared bankruptcy.

During 2000, the ATI note and stock were transferred in to Grupo Dynastia S. A., a Panamanian company. There is no assurance that Grupo Dynastia S. A. or subsequent owners of the notes and warrants will continue to fund us or that exercise of the warrants will enable us to repay such loans. Should we be unable to obtain additional revenues, and/or raise additional capital, it could be forced to cease business activities altogether. On April 25, 2001, the Grupo Dynastia S. A. negotiated a lower exercise price of $0.40 per share, and 150,000 options were exercised in payment of a note payable and accrued interest totaling $60,000. Grupo Dynastia S.A. has advanced operating funds to OCTuS since that time under a note agreement that bears interest at 10% and is due on demand. The loan balance as of December 31, 2006 was $147,960.

In June 2005, we converted the 250,000 shares of Series C 6% cumulative preferred stock owned by Grupo Dynastia S.A. into 500,000 shares of our common stock. Upon conversion, the accumulated dividends on this series of preferred stock became due and payable; the total due on the conversion date was $81,185.

NOTES AND ADVANCES PAYABLE

From September 2000 through December 2004, Grupo Dynastia S. A. advanced us $88,271 which was secured by notes bearing interest at the rate of 10% per annum. During the year ended December 31, 2006, Grupo Dynastia advanced us a total of $46,392, bringing the total balance due to $147,960.

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

ITEM 2.   DESCRIPTION OF PROPERTY

PROPERTY HELD.

As of the date specified in the following table, we held the following property:

Property	December 31, 2006
Cash	$0
Property and Equipment, net	$0

OUR FACILITIES

Our offices are located at Marbella, Avenida Aquilino de la Guardia Y Calle 47, Edificio Ocean Plaza, Piso 16 Republic of Panama

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the shareholders during the year ended December 31, 2006.

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

Since February 1, 1995, our securities have been eligible for quotation on the OTC Bulletin Board. We were listed under the symbol OCTU until our forward split which we effected in June 2005.

Set forth below are the ranges of high and low bid prices for each quarter for the Common Stock as reported by NASDAQ for the periods from January 1, 2003 through December 31, 2006. Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.

COMMON STOCK
QUARTER ENDED	HIGH	LOW
March 31, 2004	.15	.15
June 30, 2004	.54	.54
September 30, 2004	.51	.12
December 31, 2004	.06	.06
March 31, 2005	1.50*
June 30, 2005	.12*
September 30, 2005	.15*
December 31, 2005	.15*
March 31, 2006	.15*
June 30, 2006	.11*
September 30, 2006	.10*
December 31, 2006	.07*
______________________________
*closing price at quarter end; due to lack of trading volume on those dates, no historical high and low prices are available.

Trading on our Common Stock is extremely limited and sporadic. Therefore, prices are not an accurate indication of the market value of our Common Stock. The closing price of our Common Stock on the OTC Bulletin Board was $.12 per share on April 12, 2007, the last date of reported trading activity.

DIVIDENDS.

We have never declared or paid cash dividends on its Common Stock and has no current intention to declare or pay any dividends on our Common Stock in the foreseeable future. We intend to retain its earnings, if any, for the development of our business. On January 15, 1998, public and underwriter's 5-year warrants, issued pursuant to our initial public offering lapsed and expired.

DESCRIPTION OF CAPITAL STOCK.

Our authorized capital stock consists of the following:

•	Common stock, $0.001 par value, 100,000,000 shares authorized, 13,437,072 shares issued and outstanding
•	Series A preferred stock, $0.001 par value, 300,000 shares authorized, no shares issued or outstanding
•	Series B preferred stock, $0.001 par value, 910,000 shares authorized, no shares issued or outstanding
•	Series C 6.0% cumulative preferred stock, $0.001 par value, 250,000 shares authorized, no shares issued and outstanding
•	Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no shares issued or outstanding

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

As of April 12, 2007, there were approximately 281 holders of our Common Stock, our only outstanding class of securities.

RECENT SALES OF UNREGISTERED SECURITIES.

We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

EQUITY COMPENSATION PLANS.

We have a stock option plan for option grants to our directors, officers, employees and consultants. Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2006, we have reserved a total of 225,000 shares of common stock for exercise under the stock option plan.

As of December 31, 2006, there were no options outstanding and there has been no option transactions during the two years ended December 31, 2006.

PENNY STOCK REGULATION.

 Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

 CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the audited consolidated financial statements and notes thereto which begin on page F-1 of this report as of December 31, 2006 and for the years ended December 31, 2006 and 2005.

OVERVIEW

OCTuS is actively seeking business opportunities involving alternative energy technologies and infrastructure projects, which may include acquisition or licensing of these technologies or becoming involved with the construction and management of various types of energy producing facilities. The Company intends to form an Advisory Committee comprised of individuals with sufficient experience needed to review and qualify such technologies and projects for the involvement of OCTuS.

Although we are seeking such opportunities, we may not consummate any such transaction, and should we complete a transaction it is possible that we would not generate sufficient revenues to sustain our operations.

We anticipate that additional capital will likely have to come from issuing additional equity interest, which cannot occur without dramatically diluting the existing equity ownership of our Common stockholders.

The Company was incorporated in 1983 to develop a low cost controller for laser printers. In early 1991, we began shifting its emphasis from laser printer controller products to the development of a new product line. Since September 1993, substantially all of our revenues were derived from business activities involving our laser printer technology and technology licensing agreements. In September 1993, we sold substantially all of the assets and inventory of the laser printer business to National Computer Systems, Inc. ("NCS"). Since that time, we have not generated significant revenues from sales of our OCTuS PTA product due to poor product sales and lack of broad market acceptance. As a result, in 1994, we needed to significantly downsize our staff and reduce our operating expenses, which continued into 1995. In March 1995, we engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. In March of 1997, Cintech elected not to renew its agreement with us, thereby leaving us without a current means of distributing our products since that time.

The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2006 we incurred a net loss of $46,362. Cash on hand as of December 31, 2006 was $0. Management believes that without an influx of significant new funds, we will not be able to sustain our operations through the rest of 2007. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. On February 22, 2005, we executed a non-binding Letter of Intent to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate"). However, as of December 31, 2005 the negotiations had been terminated with no further obligations remaining for either party. During the year, Microslate paid $20,774 in expenses on our behalf; those amounts were recorded as a capital contribution. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether. See Part I, Description of Business, "OCTuS PTA," "Strategic Alliances and Market Reception," and "General Distribution Strategy."

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

INCOME.

We had no income during the years ended December 31, 2006 and 2005.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses for the year ended December 31, 2006 were $33,650 as compared to $60,097 for the fiscal year ended December 31, 2005. The decreased expenses were primarily due to lower legal and accounting fees since we had no activity.

INTEREST EXPENSE.

Interest expense for the year ended December 31, 2006 increased from $9,695 to $12,712. The primary reason for the increase was higher notes payable balances during 2006 compared to 2005.

NET LOSS/INCOME.

We experienced a net loss of $46,362 for the year ended December 31, 2006. This reflects an improvement over the loss of $69,792 for the year ended December 31, 2005.

LIMITATIONS ON NET OPERATING LOSS AND CREDIT CARRYFORWARDS

As of December 31, 2006, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Management believes that without an influx of significant new funds, we will not be able to sustain our operations through the rest of 2007. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether.

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.

OCTuS, Inc.
Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Changes in Stockholders’ (Deficit)	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
OCTuS, Inc.

We have audited the accompanying consolidated balance sheet of OCTuS, Inc. as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 2006, and the results of its operations, and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders’ deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 27, 2007

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$13,329
Accounts payable - related parties	19,916
Accrued interest - related party	37,779
Accrued dividends	81,185
Notes payable - related party	244,960
Total current liabilities	397,169

STOCKHOLDERS' (DEFICIT)
Series A preferred stock, $0.001 par value, 300,000 shares authorized,
no shares issued or outstanding	-
Series B preferred stock, $0.001 par value, 910,000 shares authorized,
no shares issued or outstanding	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
13,437,072 shares issued and outstanding	13,437
Paid-in capital	22,857,472
Accumulated deficit	(23,268,078)
Total stockholders' (deficit)	(397,169)

$-

 The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenues	$-	$-

General and administrative expenses	33,650	60,097

(Loss) from operations	(33,650)	(60,097)

Interest (expense)	(12,712)	(9,695)

Net (loss)	(46,362)	(69,792)

Preferred dividends	-	4,500

Net (loss) available to common shareholders	$(46,362)	$(74,292)

Per share information - basic and fully diluted
Weighted average shares outstanding	13,437,072	13,202,825

Net (loss) per common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Series C Preferred Stock		Common Stock
	Number		Number		Paid
	of		of		in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance as of January 1, 2005	250,000	$151,000	12,937,072	$12,937	$22,686,198	$(23,070,739)	$(220,604)

Dividends on Series C preferred stock	-	-	-	-	-	(81,185)	(81,185)

Conversion of Series C preferred
stock into common stock	(250,000)	(151,000)	500,000	500	150,500	-	-

Capital contributed by former
merger candidate	-	-	-	-	20,774	-	20,774

Net (loss)	-	-	-	-	-	(69,792)	(69,792)

Balance as of December 31, 2005	-	-	13,437,072	13,437	22,857,472	(23,221,716)	(350,807)

Net (loss)	-	-	-	-	-	(46,362)	(46,362)

Balance as of December 31, 2006	-	$-	13,437,072	$13,437	$22,857,472	$(23,268,078)	$(397,169)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

OPERATING ACTIVITIES
Net (loss)	$(46,362)	$(69,792)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Increase (decrease) in accounts payable	(12,742)	26,071
Increase in accounts payable and accrued
expenses-related party	12,712	9,440

Net cash (used in) operating activities	(46,392)	(34,281)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from capital contribution	-	20,774
Proceeds from notes payable - related party	46,392	13,297
Net cash provided by financing activities	46,392	34,071

Net (decrease) in cash	-	(210)

CASH AT BEGINNING OF YEAR	-	210

CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Conversion of preferred stock into common stock	$-	$151,000
Declaration of preferred dividends payable	$-	$81,185

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

Note 1 - Summary of significant accounting policies

Organization

OCTuS, Inc. (the “Company”) was formed as a California corporation in 1983. On December 29, 2001, a majority of the shareholders voted to change the Company’s state of incorporation from California to Nevada. In December 2003, the change was completed and the Company became a Nevada corporation. The Company was involved in the development of various printer controller technologies. However, the Company currently has no revenue generating operations and is currently seeking strategic alternatives.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values because these financial instruments are short term, their carrying amounts approximate fair values, or they are payable on demand.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

Earnings (loss) per share

The Company follows Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share.” Basic earnings (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

Stock-based compensation

Effective January 1, 2006, the Company implemented SFAS 123, “Accounting for Stock-Based Compensation,” requiring the Company to provide compensation costs for the Company’s stock option plans determined in accordance with the fair value based method prescribed in SFAS 123, as amended. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Prior to January 1, 2006, the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the Company's stock options granted equaled or exceeded the market price of the underlying common stock on the date of grant.

Segment information

The Company follows SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Recent pronouncements

The FASB has issued FSP EITF 00-19-2. This FSP states that the contingent obligation to make future payments or other transfers of consideration under a registration payment arrangement, issued as a separate agreement or included as a part of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5. Also, a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP was adopted on October 1, 2006.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently determining the effect of this statement on its financial reporting.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely that not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective January 1, 2007 with the cumulative effect reported as an adjustment to the opening balance of retained earnings for the fiscal year. We are currently determining the effect of this interpretation on our financial reporting.

Note 2 - Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders’ deficits of $397,169 and an accumulated deficit of $23,268,078 as of December 31, 2006. In addition, the Company has generated recurring losses, aggregating $46,362 and $69,792 in 2006 and 2005, respectively, and has no revenue generating operations.

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

Note 3 - Stockholders’ (deficit)

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

Preferred stock

As of December 31, 2003, effective with the Company’s incorporation in the state of Nevada, the Company had authorized a total of 2,000,000 shares of $0.001 par value preferred stock. Of the Series A Preferred Stock, 300,000 shares are authorized and of the Series B Preferred Stock, 910,000 shares are authorized. There are no Series A or Series B shares outstanding. The Cumulative Series C Preferred Stock had 250,000 shares authorized, issued and outstanding. The Series classification of the remaining authorized preferred shares has not yet been determined and such designation is at the discretion of the board of directors.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

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

Compensatory Stock Option Plans

The Company has a stock option plan for option grants to directors, officers, employees and consultants of the Company. Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2006, the Company has reserved a total of 225,000 shares of common stock for exercise under the stock option plan.

Effective January 1, 2006, the Company implemented the rules of SFAS 123(R), “Accounting for Stock-Based Compensation,” which requires the Company to expense as compensation the value of grants and options under the Company's stock option plan as determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

As of December 31, 2006, there were no options outstanding and there have been no option transactions during the two years ended December 31, 2006.

Prior to January 1, 2006, the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees”, and disclosed pro-forma information regarding net income and earnings per share as if stock based compensation cost had been determined using a fair value based method. No stock options were granted in 2005, thus pro-forma net (loss) and (loss) per share were the same as the actual amounts reported.

Note 4 - Notes payable - related parties

Notes payable - related parties consists of the following:

•	Unsecured revolving promissory note, principal balance of $147,960, interest at 10%, interest and principal due on demand, payable to the majority shareholder
•	Unsecured promissory note, principal balance of $85,000, no interest, due on demand, issued for accrued consulting fees payable, payable to former President and Chief Executive Officer
•	Unsecured promissory note, principal balance of $12,000, no interest, due on demand, issued for accrued consulting fees payable to a former director

Interest expense for the years ended December 31, 2006 and 2005, on the notes payable was $12,712 and $9,695, respectively. Related accrued interest payable as of December 31, 2006 was $37,779.

Note 5 - Income taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes,” which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

Federal statutory income tax rate	34.00%
Net operating loss	(34.00)%

---%

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	2006
Deferred tax assets (liabilities)
Net operating loss carry forward		$7,840,000

Less valuation allowance		(7,840,000)

Net deferred tax asset	$	---

At December 31, 2006, the Company has a Federal net operating loss carry forward of approximately $23,000,000, which expires at various dates through 2026 and a state net operating loss carry forward of approximately $360,000, which expires through 2009. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2006, was $10,000.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

Note 6 - Related party transactions

During the years ended December 31, 2006 and 2005, the Company incurred consulting fees payable to a former officer and director of $0 and $3,000, respectively. Unpaid amounts due to the former officer and director as of December 31, 2006 are $16,747 and are included in accounts payable, related parties. Another former officer and director paid certain expenses on behalf of the Company for periods prior to 2005. As of December 31, 2006, amounts accrued and unpaid to this individual totaled $3,169 and are included in accounts payable, related parties.

Note 7 - Terminated Potential Acquisition

On February 22, 2005, the Company executed a non-binding Letter of Intent to effectuate a business combination with MicroSlate Inc., a Canadian corporation (“MicroSlate”). Subject to customary due diligence and further negotiations, the business combination between the Company and MicroSlate was to be effectuated by reverse merger, reorganization or asset purchase. As of December 31, 2005, the negotiations had been terminated with no further obligations remaining for either party. During the year ended December 31, 2005, expenses totaling $20,774 have been paid by MicroSlate on behalf of the Company. All such amounts have been recorded as a capital contribution.

Note 8 - Subsequent Events

Subsequent to year end, the majority shareholder advanced $11,279 in payments to vendors, suppliers and professional fees on behalf of the Company. The amounts increase the balance of the note payable to the majority shareholder.

ITEM 8.  ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the accountants regarding accounting principles or reporting required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the date of this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

ITEM 8B. OTHER INFORMATION.

Our corporate offices are now located at Marbella, Avenida Aquilino de la Guardia Y Calle 47, Edificio Ocean Plaza, Piso 16, Republic of Panama.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

INFORMATION REGARDING OFFICERS AND DIRECTORS

The information set forth below as to our sole officer and director was provided by that individual:

NAME	PRESENT POSITION WITH THE COMPANY	DIRECTOR SINCE	AGE
Josie Ben Rubi	President and Chief Executive Officer; Chief Financial Officer; Director	2004	37

Josie Ben Rubi is a citizen and resident of the Republic of Panama. Mr. Ben Rubi is a practicing attorney specializing in Mergers and Acquisitions, Corporate Law, Immigration Law, International Business Transactions, Labor law, Intellectual Property, and Tax Law. He graduated from Santa Maria La Antigua University, Republic of Panama (School of Law, 1996) and was admitted to bar in 1997, Republic of Panama. Mr. Ben Rubi is a partner in the law firm of Ben Rubi & Miro. He is a member of Panama Bar.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT

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

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

 Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2006, that none of our executive officers, directors, or greater than 10% stockholders complied with any applicable filing requirements.

CODE OF ETHICS

In March 2004, we adopted a Code of Ethics. We do not currently have a website. Therefore, we will provide a copy, free of charge, to those writing to the corporate office located at at Marbella, Avenida Aquilino de la Guardia Y Calle 47, Edificio Ocean Plaza, Piso 16, Republic of Panama.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2006 and 2005, the accrued compensation we paid, as well as certain other compensation paid or accrued for those years, to Mr. Belden, who served as our Chief Executive Officer. We did not employ any officers in 2006 or 2005 that earned over $100,000 in annual salary and bonuses (the "named executive officers"). Mr. Ben Rubi, appointed to serve as President and CEO effective December 15, 2004, did not receive compensation in 2004, 2005 or 2006.

Name and Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compen-sation $	Total $
Josi Ben Rubi President & CEO	2006	$2,000	0	0	0	0	0	0	$2,000
	2005	0	0	0	0	0	0	0	0

COMPENSATION OF DIRECTORS

Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Josi Ben Rubi	0	0	0	0	0	0	0

EMPLOYMENT CONTRACTS

We do not currently have any employment contracts in place.

LONG-TERM INCENTIVE PLANS

We do not have any agreements or plans in which we provide any type of retirement, pension, or similar benefits for our directors or executive officers. We do not have any type of material bonus or profit sharing plans pursuant to which we have agreed to pay any cash or non-cash compensation to our directors or executive officers.

STOCK OPTION / SAR GRANTS

We did not grant any stock options to our named executive officers during fiscal 2006. We do not have any outstanding stock appreciation rights.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

The following table provides information with respect to the named executive officers, concerning the exercise of stock options during fiscal 2006 and unexercised options held as of the end of fiscal 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercis-able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Josi Ben Rubi	0	0	0	0	0	0	0	0	0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Voting Stock as of April 12, 2007, by (i) each of our named executive officers and directors; (ii) our named executive officers and directors as a group; and (iii) shareholders known by us to beneficially own more than 5% of any class of our voting securities. The beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, we believe that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., at Marbella, Avenida Aquilino de la Guardia Y Calle 47, Edificio Ocean Plaza, Piso 16, Republic of Panama.

NAME	NUMBER OF COMMON SHARES BENEFICIALLY OWNED	NUMBER OF SERIES C PREFERRED SHARES BENEFICIALLY OWNED	PERCENT OF CLASS

Josie Ben Rubi, President & CEO, Director	0	0	0%

Grupo Dynastia S.A.	800,000	0	6.0%

OFFICERS AND DIRECTORS AS A GROUP	0	0	0%

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

CHANGES IN CONTROL

Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

EQUITY COMPENSATION PLAN INFORMATION

We have a stock option plan for option grants to our directors, officers, employees and consultants. Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2006, we have reserved a total of 225,000 shares of common stock for exercise under the stock option plan.

As of December 31, 2006, there were no options outstanding and there has been no option transactions during the two years ended December 31, 2006.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS. We have an unsecured revolving promissory note with Grupo Dynastia S.A, our majority shareholder. The note bears interest at 10% and is due on demand. The shareholder has not demanded repayment, but could do so at any time. Advances to us under this note were: $46,392 in 2006 and $13,297 in 2005. As of December 31, 2006, the outstanding principal balance was $147,960. We accrue interest related to this note payable and the amount of accrued and unpaid interest as of December 31, 2006 was $37,779. Interest expense for the years ended December 31, 2006 and 2005, was $12,712 and $9,695, respectively.

As of December 31, 2006, we have unpaid obligations to our former President and Chief Executive Officer in the aggregate amount of $101,747. Included in this amount is a note payable - related party of $85,000 and accounts payable - related party of $16,747. The note does not bear interest and is due on demand. We incurred no additional obligations to this individual during 2006. During the year ended December 31, 2005, we incurred consulting fees payable to him of $3,000.

During the year ended December 31, 2004, we entered into a note payable - related party to recognize accrued and unpaid directors fees of $12,000 owed to a former director. As of December 31, 2006, the unpaid balance of $12,000 is included in Notes Payable - related parties. The note does not bear interest and is due on demand.

In prior years, another officer and a former director paid certain bills on our behalf. As of December 31, 2006, the amount owed to this individual totaled $3,169, and is included in Accounts payable - related parties.

Subsequent to year end, our majority shareholder advanced $6,279 in payments to vendors, suppliers and professional fees on our behalf. The amounts increase the balance of the note payable to the majority shareholder.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;

•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

DIRECTOR INDEPENDENCE

Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 13.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation	+
3.1.1	Certificate of Determination of Preferences of Series C Preferred Stock of OCTuS, Inc.	++
3.2	Amended Bylaws	!
3.3	Certificate of Amendment to Articles of Incorporation	##
9	Irrevocable Proxy from Tokyo Electric Co., Ltd. (included in Exhibit 10.26.1)	*
10.3	Sample Warrant	*
10.4	Amended and Restated 1987 Nonstatutory Stock Option Plan	+
10.5	Form of Stock Option Agreement, Non-Qualified Options, 1987 Plan	*
10.6	Amended and Restated 1988 Nonstatutory Stock Option Plan	*
10.7	Form of Stock Option Agreement, Non-Qualified Options, 1988 Plan	*
10.8	Amended and Restated 1992 Key Executive Stock Purchase Plan	*
10.9	Lease dated April 7, 1995 by and between Mistek Investment Group and OCTuS, Inc. for 8352 Clairemont Mesa Blvd., San Diego, CA 92111	+++
10.10	Standard Industrial Net Lease dated July 29, 1994 by and between Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes Canyon Road, Suite A, San Diego CA 92121	++
10.11	Lease Surrender Agreement dated April 8, 1995 (as amended May 31, 1995), by and between Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes Canyon Road, Suite A, San Diego, CA 92121	+++
10.12	Employment Agreement dated June 1, 1992 by and between OCTuS, Inc. and John C. Belden, as amended May 14, 1993 and February 16, 1995	#
10.16	Form of Indemnification Agreements entered into by and between OCTuS, Inc. and its officers and directors	*
10.17	401(k) Plan Document	*
10.18	Form of Unit Certificate	*
10.19	Directors 1993 Stock Option Plan, Form of Stock Option Agreement, Non-Qualified Options, 1993 Directors Stock Option Plan	+
10.20	Warrant, Caledonian European Securities Ltd., dated July 15, 1993	**
10.21	Warrant, Neil Haverty, dated July 15, 1993	**
10.22	Warrant, Maroon Bells Capital Partners, Inc., dated July 15, 1993	**
10.23	Promissory Note of Nolan K. Bushnell, dated as of February 8, 1993, payable to OCTuS, Inc.	**
10.24	Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS, Inc., dated February 8, 1993, as amended October 7, 1993	**
10.25	Purchase and Sale Agreement dated September 14, 1993 by and between OCTuS, Inc. and National Computer Systems, Inc.	**
10.26	Letter Agreement dated January 26, 1995 by and between OCTuS, Inc. and National Computer Systems, Inc.	#
10.27	Purchase and License Agreement dated March 7, 1995 by and between Cintech Tele-Management Systems, Inc. and OCTuS, Inc., as amended May 16, 1995	+++
10.28	Product Development and License Agreement dated September 5, 1995 by and between Ascom Telecommunications Limited and OCTuS, Inc.	!
10.29	Promissory Note dated December 1, 1995 from OCTuS, Inc. to Maroon Bells Capital Partners, Inc.	&
10.30	Stock and Warrant Purchase Agreement dated June 24, 1996 by and between OCTuS, Inc. and Advanced Technologies International, Ltd.	++
10.31	Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced Technologies International, Ltd. dated June 24, 1996	++
10.32	Agreement dated as of August 8, 1996 relating to settlement of claims among OCTuS parties and RAS/TAG parties.	&

11	Statements re: computation of (loss) earnings per share and shares used in per share calculation +++
14	Code of Ethics ***
16.1	Letter dated March 13, 1996 from Price Waterhouse to the Securities and Exchange Commission ~
31.1	Section 302 Certification Annual Report on Form 10-KSB
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
______________________________
*	Incorporated by reference from the Company's Form S-1, as amended, bearing the SEC registration number 33-51862, which was declared effective January 15, 1993.
**	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1993.
+	Incorporated by reference from the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1, bearing the SEC registration number 33-51862, which was declared effective January 6, 1995.
#	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1994 filed with the SEC April 17, 1995.
+++	Incorporated by reference from the Company's amended Annual Report on Form 10-KSB/A for the calendar year ended December 31, 1994 filed with the SEC July 6, 1995.
!	Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995 filed with the SEC November 13, 1995.
~	Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1996.
&	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the SEC on March 31, 1997.
++	Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996 filed with the SEC on August 12, 1996.
***	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1993.
##	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2005

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as our independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP, in 2006, were approved by the board of directors.

AUDIT FEES

The aggregate fees billed by for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2006 and 2005 were $14,500 and $17,900 respectively, net of expenses.

AUDIT-RELATED FEES

There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed during the last two fiscal years for professional services rendered for tax compliance for 2006 and 2005 were $2,250 and $1,500 respectively.

ALL OTHER FEES

There were no other fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for products and services provided.

OCTuS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OCTuS, INC.

Date: April 12, 2007	By:	/s/ Josie Ben Rubi
Josie Ben Rubi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 12, 2007.

Signature	Title	Date

/s/ Josie Ben Rubi	President (Principal Executive Officer,	April 12, 2007
Josie Ben Rubi	Principal Financial & Accounting Officer), Director