Form 10QSB
period 2007-03-31
OCTUS INC
filed 2007-05-18
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from    to

Commission File Number: 0-21092

OCTuS, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Marbella, Avenida Aquilino de la Guardia Y Calle 47, Edificio Ocean Plaza, Piso 16 Republic of Panama (Address of principal executive offices)

(011) (507) 265-1555
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2007, the issuer the following classes of its stock issued and outstanding:

Class: Common Stock, $0.001 Par Value: 13,437,072 shares outstanding
Class: Preferred Stock, $0.001 Par Value: 0 shares outstanding

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2007
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$17,294
Accounts payable - related parties	19,916
Accrued interest - related party	41,529
Accrued dividends	81,185
Notes payable - related party	256,239
Total current liabilities	416,163

STOCKHOLDERS' (DEFICIT)
Series A preferred stock, $0.001 par value, 300,000 shares authorized, no
shares issued or outstanding	-
Series B preferred stock, $0.001 par value, 910,000 shares authorized, no
shares issued or outstanding	-
Series C 6% cumulative preferred stock, $0.001 par value, 250,000 shares authorized,
no shares issued or outstanding	-
Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no
shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
13,437,072 shares issued and outstanding	13,437
Paid-in capital	22,857,472
Accumulated deficit	(23,287,072)
Total stockholders' (deficit)	(416,163)

$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2007	MARCH 31, 2006

Revenues	$-	$-

General and administrative expenses	15,243	4,168

(Loss) from operations	(15,243)	(4,168)

Interest expense	(3,751)	(2,589)

Net (loss)	$(18,994)	$(6,757)

Per share information - basic and diluted
Weighted average shares outstanding	13,437,072	13,437,072

Net (loss) per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2007	MARCH 31, 2006

OPERATING ACTIVITIES
Net cash (used in) operating activities	$(11,279)	$(21,344)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable - related party	11,279	21,344
Net cash provided by financing activities	11,279	21,344

Net (decrease) in cash	-	-

BEGINNING CASH	-	-

ENDING CASH	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 1. Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2006 and for the two years then ended, including notes thereto, included in the Company’s Form 10-KSB.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and shareholders’ deficits of $416,163 and an accumulated deficit of $23,287,072 as of March 31, 2007.

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

Note 4. Related Party Transactions

During the three months ended March 31, 2007, a related party loaned the Company $11,279 for operations at 10% interest. The loan is unsecured and no terms have been determined on the repayment of these funds. The balance of notes payable-related at March 31, 2007 was $256,239. The Company has recorded interest expense of $3,751 related to the note payable - related party during the three months ended March 31, 2007. As of March 31, 2007, $41,529 of interest expense related to this note payable was unpaid and included in accrued interest - related parties.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report as of December 31, 2006 filed on Form 10-KSB.

Business. OCTuS, Inc. ("we," the "Company" or "OCTuS") is actively seeking business opportunities involving alternative energy technologies and infrastructure projects, which may include acquisition or licensing of these technologies or becoming involved with the construction and management of various types of energy producing facilities. The Company intends to form an Advisory Committee comprised of individuals with sufficient experience needed to review and qualify such technologies and projects for the involvement of OCTuS.

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

Liquidity and Capital Resources. We have cash of $0 as of March 31, 2007. Our total assets were also $0 as of March 31, 2007. Our current liabilities were $416,163 as of March 31, 2007, consisting of $17,294 in accounts payable, $19,916 in accounts payable to related parties. We also had $41,529 in accrued interest payable to a related party, $81,185 in accrued dividends payable and $256,239 in notes payable to related parties. Since we have no cash, we are not able to pay our day to day expenses for the next twelve months; however we anticipate that Grupo Dynastia S.A., the related party that has lent us funds, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations. Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any such agreements will be on terms favorable to us. During the three months ended March 31, 2007, a related party loaned us $11,279 to continue operations.

For the three months ended March 31, 2007 and March 31, 2006.

Results of Operations.

Revenues. We have realized no revenues during either the period ended March 31, 2007 or that ended March 31, 2006.

Operating and Interest Expenses. For the three months ended March 31, 2007, our operating expenses were $15,243, which was represented solely by general and administrative expenses. We also had $3,751 in interest expense. Therefore, for the three months ended March 31, 2007, we experienced a net loss of $18,994. Grupo Dynastia S.A. has been funding our operations since we are not currently generating revenues. This is comparison to the three months ended March 31, 2006, where we had operating expenses of $4,168, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2007 due to increased legal and accounting fees which we incurred in conjunction with preparation of our financial statements and regulatory filings. Certain of these costs were incurred during the first quarter of 2007 compared to the second quarter of 2006. For the three months ended March 31, 2006, we also had $2,589 in interest expense, making our net loss $6,757.

Limitations on Net Operating Loss and Credit Carryforwards. As of March 31, 2007, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

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

We are actively seeking business opportunities involving alternative energy technologies and infrastructure projects, which may include acquisition or licensing of these technologies or becoming involved with the construction and management of various types of energy producing facilities. We intend to form an Advisory Committee comprised of individuals with sufficient experience needed to review and qualify such technologies and projects for our involvement. There is no guarantee we will be able to conclude such a transaction or that if we do, that we will be able to operate profitably, either now or in the future.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.	Rule 13a-14(a)/15d-14(a) Certifications.
32.	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTuS, Inc., a Nevada corporation

Date: May 17, 2007	By:	/s/ Josie Ben Rubi
Josie Ben Rubi
Principal Executive, Accounting and Financial Officer, President, Treasurer, and a Director