Form 10QSB
period 2007-06-30
OCTUS INC
filed 2007-08-09
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from to .

Commission File Number: 0-21092

OCTuS, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Marbella, Avenida Aquilino de la Guardia Y Calle 47, Edificio Ocean Plaza, Piso 16 Republic of Panama
(Address of principal executive offices)

(011) (507) 265-1555
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 14, 2007, the issuer the following classes of its stock issued and outstanding:

Class:  Common Stock, $0.001 Par Value:  13,437,072 shares outstanding
Class:  Preferred Stock, $0.001 Par Value:  0 shares outstanding

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2007
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$19,577
Accounts payable - related parties	19,916
Accrued interest - related party	45,585
Accrued dividends	81,185
Notes payable - related parties	262,459
Total current liabilities	428,722

STOCKHOLDERS' (DEFICIT)
Series A preferred stock, $0.001 par value, 300,000 shares authorized, no
shares issued or outstanding	-
Series B preferred stock, $0.001 par value, 910,000 shares authorized, no
shares issued or outstanding	-
Series C 6% cumulative preferred stock, $0.001 par value, 250,000 shares authorized,
no shares issued or outstanding	-
Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no
shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
13,437,072 shares issued and outstanding	13,437
Paid-in capital	22,857,472
Accumulated (deficit)	(23,299,631)
Total stockholders' (deficit)	(428,722)

$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE	SIX	THREE	SIX
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2007	2007	2006	2006

Revenues	$-	$-	$-	$-

General and administrative expenses	8,504	23,747	12,673	16,841

(Loss) from operations	(8,504)	(23,747)	(12,673)	(16,841)

Interest expense	(4,055)	(7,806)	(3,185)	(5,774)

Net (loss)	$(12,559)	$(31,553)	$(15,858)	$(22,615)

Per share information - basic and diluted
Weighted average shares outstanding	13,437,072	13,437,072	13,437,072	13,437,072

Net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2007	JUNE 30, 2006

OPERATING ACTIVITIES
Net cash (used in) operating activities	$(17,499)	$(32,644)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	17,499	32,644
Net cash provided by financing activities	17,499	32,644

Net (decrease) in cash	-	-

BEGINNING CASH	-	-

ENDING CASH	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and stockholders’ deficits of $428,722 and an accumulated deficit of $23,299,631 as of June 30, 2007. In addition, the Company has no revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4. Related Party Transactions

During the six months ended June 30, 2007, a related party loaned the Company $17,499 for operations at 10% interest. The loan is unsecured and no terms have been determined on the repayment of these funds. The balance of notes payable-related parties at June 30, 2007 was $262,459. The Company has recorded interest expense of $7,806 related to the note payable - related parties during the six months ended June 30, 2007. As of June 30, 2007, $45,585 of interest expense related to this note payable was unpaid and included in accrued interest - related parties.

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

Liquidity and Capital Resources.  We have cash of $0 as of June 30, 2007. Our total assets were also $0 as of June 30, 2007. Our current liabilities were $428,722 as of June 30, 2007, consisting of $19,577 in accounts payable, $19,916 in accounts payable to related parties.   We also had $45,585 in accrued interest payable to a related party, $81,185 in accrued dividends payable and $262,459 in notes payable to related parties.  Since we have no cash, we are not able to pay our day to day expenses for the next twelve months; however we anticipate that Grupo Dynastia S.A., the related parties that have lent us funds, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations. Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any such agreements will be on terms favorable to us. During the six months ended June 30, 2007, a related party loaned us $17,499 to continue operations.

For the three months ended June 30, 2007 and June 30, 2006.

Results of Operations.

Revenues. We have realized no revenues during either the period ended June 30, 2007 or that ended June 30, 2006.

Operating and Interest Expenses. For the three months ended June 30, 2007, our operating expenses were $8,504, which was represented solely by general and administrative expenses. We also had $4,055 in interest expense.  Therefore, for the three months ended June 30, 2007, we experienced a net loss of $12,559.  Grupo Dynastia S.A. has been funding our operations since we are not currently generating revenues.  This is in comparison to the three months ended June 30, 2006, where we had operating expenses of $12,673, also represented solely by general and administrative expenses.  Our operating expenses were lower for the period ending in 2007 due to a change in the timing of when professional services were performed.  For the three months ended June 30, 2006, we also had $3,185 in interest expense, making our net loss $15,858.

For the six months ended June 30, 2007 and June 30, 2006.

Results of Operations.

Revenues. We have realized no revenues during either the period ended June 30, 2007 or that ended June 30, 2006.

Operating and Interest Expenses. For the six months ended June 30, 2007, our operating expenses were $23,747, which was represented solely by general and administrative expenses. We also had $7,806 in interest expense.  Therefore, for the six months ended June 30, 2007, we experienced a net loss of $31,553.  Grupo Dynastia S.A. has been funding our operations since we are not currently generating revenues.  This is in comparison to the six months ended June 30, 2006, where we had operating expenses of $16,841, also represented solely by general and administrative expenses.  Our operating expenses were higher for the period ending in 2007 due to the costs of compliance which we incurred in conjunction with preparation of our financial statements and regulatory filings. For the six months ended June 30, 2006, we also had $5,774 in interest expense, making our net loss $22,615.

Limitations on Net Operating Loss and Credit Carryforwards.  As of June 30, 2007, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009.  Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

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

We are actively seeking business opportunities involving alternative energy technologies and infrastructure projects, which may include acquisition or licensing of these technologies or becoming involved with the construction and management of various types of energy producing facilities.  We intend to form an Advisory Committee comprised of individuals with sufficient experience needed to review and qualify such technologies and projects for our business involvement. There is no guarantee we will be able to conclude such a transaction or that if we do, that we will be able to operate profitably, either now or in the future.

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

OCTuS, Inc., a Nevada corporation

Date: August 8, 2007	By:	/s/ Josie Ben Rubi
Josie Ben Rubi
Principal Executive, Accounting and
Financial Officer, President, Treasurer,
and a Director