Form 10QSB
period 2007-09-30
OCTUS INC
filed 2007-11-15
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from to .

Commission File Number: 0-21092

OCTuS, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Marbella, Avenida Aquilino de la Guardia Y Calle 47, Edificio Ocean Plaza, Piso 16 Republic of Panama
(Address of principal executive offices)

(011) (507) 265-1555
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 15, 2007, the issuer the following classes of its stock issued and outstanding:

Class:  Common Stock, $0.001 Par Value:  13,437,072 shares outstanding
Class:  Preferred Stock, $0.001 Par Value:  0 shares outstanding

PART I - FINANCIAL INFORMATION

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2007
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$14,925
Accounts payable - related party	3,169
Convertible note payable - related party	306,456
Convertible note payable	113,747
Total current liabilities	438,297

STOCKHOLDERS' (DEFICIT)
Series A preferred stock, $0.001 par value, 300,000 shares authorized, no
shares issued or outstanding	-
Series B preferred stock, $0.001 par value, 910,000 shares authorized, no
shares issued or outstanding	-
Series C 6% cumulative preferred stock, $0.001 par value, 250,000 shares authorized,
no shares issued or outstanding	-
Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no
shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
13,437,072 shares issued and outstanding	13,437
Paid-in capital	22,857,472
Accumulated (deficit)	(23,309,206)
Total stockholders' (deficit)	(438,297)

$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE	NINE	THREE	NINE
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2007	2006	2006

Revenues	$-	$-	$-	$-

General and administrative expenses	5,312	29,059	8,936	25,776

(Loss) from operations	(5,312)	(29,059)	(8,936)	(25,776)

Interest expense	(4,263)	(12,069)	(3,383)	(9,157)

Net (loss)	$(9,575)	$(41,128)	$(12,319)	$(34,933)

Per share information - basic and diluted
Weighted average shares outstanding	13,437,072	13,437,072	13,437,072	13,437,072

Net (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2006

OPERATING ACTIVITIES
Net cash (used in) operating activities	$(27,462)	$(32,644)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable - related party	27,462	32,644
Net cash provided by financing activities	27,462	32,644

Net (decrease) in cash	-	-

BEGINNING CASH	-	-

ENDING CASH	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has working capital and stockholders’ deficits of $438,297 and an accumulated deficit of $23,309,206 as of September 30, 2007.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4. Related Party Transactions and Convertible Debt

During the nine months ended September 30, 2007, a related party advanced additional funds to the Company under an existing loan arrangement.  The purpose of the additional advances was to provide working capital so that the Company could continue operations.  Advances during the first nine months of 2007 totaled $27,462 and the total accumulated advances as of September 30, 2007 were $175,422.  Interest expense accrued on the advances during the nine months ended September 31. 2007 was $12,069 and the total accumulated accrued interest payable as of September 30, 2007 was $49,849.  In addition, the Company had accrued an accumulated balance of dividends payable to this related party of $81,185 as of September 30, 2007.

Effective September 30, 2007, the Company restructured all amounts due to this related party into a convertible promissory note payable with a principal balance of $306,456.  The convertible promissory note bears interest at 8% and is due upon ninety days notice. The note is convertible at a price of $0.10 per share.

During the nine months ended September 30, 2007, certain amounts payable to related parties were transferred by the related parties to an unrelated third party.  Effective September 30, 2007, the Company restructured these obligations into a convertible promissory note payable with a principal balance of $113,747.  The convertible promissory note bears interest at 8% and is due upon ninety days notice. The note is convertible at a price of $0.10 per share.

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

Liquidity and Capital Resources. We have cash of $0 as of September 30, 2007. Our total assets were also $0 as of September 30, 2007. Our current liabilities were $438,297 as of September  30, 2007, consisting of $14,925 in accounts payable, and $3,169 in accounts payable to related parties. We also had $113,747 in convertible note payable and $306,456 in convertible note payable to related party. Since we have no cash, we are not able to pay our day to day expenses for the next twelve months; however we anticipate that Grupo Dynastia S.A., the related party that has lent us funds, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations. Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any such agreements will be on terms favorable to us. During the nine months ended September 30, 2007, Grupo Dynastia S.A. loaned us $27,462 to continue operations.

For the three months ended September 30, 2007 and September 30, 2006.

Results of Operations.

Revenues. We have realized no revenues during either the period ended September 30, 2007 or that ended September 30, 2006.

Operating and Interest Expenses. For the three months ended September 30, 2007, our operating expenses were $5,312, which was represented solely by general and administrative expenses. We also had $4,263 in interest expense. Therefore, for the three months ended September 30, 2007, we experienced a net loss of $9,575. Grupo Dynastia S.A. has been funding our operations since we are not currently generating revenues. This is in comparison to the three months ended September 30, 2006, where we had operating expenses of $8,936, also represented solely by general and administrative expenses. Our operating expenses were lower for the period ending in 2007 due to a change in the timing of when professional services were performed. For the three months ended September 30, 2006, we also had $3,383 in interest expense, making our net loss $12,319.

For the nine months ended September 30, 2007 and September 30, 2006.

Results of Operations.

Revenues. We have realized no revenues during either the period ended September 30, 2007 or that ended September 30, 2006.

Operating and Interest Expenses. For the nine months ended September 30, 2007, our operating expenses were $29,059, which was represented solely by general and administrative expenses. We also had $12,069 in interest expense. Therefore, for the nine months ended September 30, 2007, we experienced a net loss of $41,128. Grupo Dynastia S.A. has been funding our operations since we are not currently generating revenues. This is in comparison to the nine months ended September 30, 2006, where we had operating expenses of $25,776, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2007 due to the costs of compliance which we incurred in conjunction with preparation of our financial statements and regulatory filings required to maintain our status as a public company. For the nine months ended September 30, 2006, we also had $9,157 in interest expense, making our net loss $34,933.

Limitations on Net Operating Loss and Credit Carryforwards. As of September 30, 2007, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2024. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit	Description

10.1	Promissory note with Grupo Dynastia SA
10.2	Promissory note with Sasaima Holdings SA
31.	Rule 13a-14(a)/15d-14(a) Certifications.
32.	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTuS, Inc., a Nevada corporation

Date: November 15, 2007	By:	/s/ Josie Ben Rubi
Josie Ben Rubi
Principal Executive, Accounting and
Financial Officer, President, Treasurer,
and a Director