Form 10KSB
period 2007-12-31
OCTUS INC
filed 2008-04-14
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007	Commission File Number: 0-21092

OCTuS, INC. (Name Of Small Business Issuer As Specified In Its Charter)

Nevada (State Or Other Jurisdiction Of Incorporation Or Organization)	33-0013439 (I.R.S. Employer Identification No.)

Suite 472, APDO 0832-2745, World Trade Center, Republic of Panama (Address Of Principal Executive Offices)

Issuer's telephone number, including area code: (011) (507) 265-1555

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Issuer's revenue for the most recent fiscal year: $ -0-

The aggregate market value of the voting stock held by nonaffiliates of the Issuer: $1,010,467.81 as of April 10, 2008.

The number of shares outstanding of each of the Issuer's class of common stock, as of the close of the period covered by this report:
Class: Common Stock, $0.001 Par Value: 13,437,072 shares outstanding at December 31, 2007

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

On February 22, 2005, we executed a non-binding Letter of Intent to effectuate a business combination with MicroSlate Inc., a Canadian corporation ("MicroSlate").  However, during the year ended December 31, 2005, the negotiations had been terminated with no further obligations remaining for either party.   We have conducted no operations or activities since that time.

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

EMPLOYEES
As of December 31, 2007, we have no employees.  We did not add to our workforce during the year ended December 31, 2007; our former President, Josie Ben Rubi, resigned on March 26, 2008. At that time, David S. Pere was appointed by the Board of Directors to replace Mr. Ben Rubi to serve as President.

ITEM 2.   DESCRIPTION OF PROPERTY

PROPERTY HELD
As of the date specified in the following table, we held the following property:

Property	December 31, 2006	December 31, 2007
Cash	$0	$0
Property and Equipment, net	$0	$0

OUR FACILITIES
Since March 26, 2008, our offices have been located at Suite 472, APDO 0832-2745, World Trade Center, Republic of Panama and are provided by Mr. Pere, our sole officer and director. Prior to that, our offices were provided by our previous officer and director.

We pay no rent, which would be negligible, for the use of this space.  We do not maintain any other leases for office space and own no real property.  We believe these facilities are adequate for our requirements.

ITEM 3.   LEGAL PROCEEDINGS.
We are not currently involved in any legal proceedings and have no legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of the shareholders during the year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

REPORTS TO SECURITY HOLDERS
We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

MARKET INFORMATION
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

Set forth below are the ranges of high and low bid prices for each quarter for the Common Stock as reported by the OTCBB for the periods from January 1, 2006 through December 31, 2007.  Quotations reflect interdealer prices without retail markup, markdown, or commissions and may not represent actual transactions.

COMMON STOCK
QUARTER ENDED	HIGH	LOW
March 31, 2006	.15*
June 30, 2006	.11*
September 30, 2006	.10*
December 31, 2006	.15*
March 31, 2007	.12*
June 30, 2007	.10*
September 30, 2007	.09*
December 31, 2007	.11*

*closing price at date nearest quarter end; due to lack of trading volume on those dates, no historical high and low prices are available.

Trading on our Common Stock is extremely limited and sporadic.  Therefore, prices are not an accurate indication of the market value of our Common Stock.  The closing price of our Common Stock on the OTC Bulletin Board was $.08 per share on April 10, 2008, the last date of reported trading activity.

DIVIDENDS
We have never declared or paid cash dividends on our Common Stock and have no current intention to declare or pay any dividends on our Common Stock in the foreseeable future.  We intend to retain earnings, if any, for the development of our business.

DESCRIPTION OF CAPITAL STOCK
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

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have no agreements in place register for sale the shares of common stock held by our shareholders.

As of April 10, 2008, there were approximately 281 holders of our Common Stock, our only outstanding class of securities.

RECENT SALES OF UNREGISTERED SECURITIES
We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

EQUITY COMPENSATION PLANS
We have a stock option plan for option grants to our directors, officers, employees and consultants.  Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2007, we have reserved a total of 225,000 shares of common stock for exercise under the stock option plan.

As of December 31, 2007, there were no options outstanding and there have been no option transactions during the two years ended December 31, 2007.

PENNY STOCK REGULATION
Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

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

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

PURCHASES OF EQUITY SECURITIES
None during the period covered by this report.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS THAT ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES
Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report as of December 31, 2007 filed on Form 10-KSB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the audited consolidated financial statements and notes thereto which begin on page F-1 of this report as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006.

OVERVIEW
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

We were incorporated in 1983 to develop a low cost controller for laser printers. In early 1991, we began shifting our emphasis from laser printer controller products to the development of a new product line. Since September 1993, substantially all of our revenues were derived from business activities involving our laser printer technology and technology licensing agreements. In September 1993, we sold substantially all of the assets and inventory of the laser printer business to National Computer Systems, Inc. ("NCS"). Since that time, we have not generated significant revenues from sales of our OCTuS PTA product due to poor product sales and lack of broad market acceptance. As a result, in 1994, we needed to significantly downsize our staff and reduce our operating expenses, which continued into 1995. In March 1995, we engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of OCTuS PTA in North America. In March of 1997, Cintech elected not to renew its agreement with us, thereby leaving us without a current means of distributing our products since that time.

The discussion and analysis set forth below covers the following comparative periods: the calendar years ended December 31, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2007 we incurred a net loss of $56,681. Cash on hand as of December 31, 2007 was $0. Our total assets were also $0 as of December 31, 2007. Our current liabilities were $453,850 as of December 31, 2007, including $19,605 in accounts payable and accrued interest and $9,418 in accounts payable and accrued interest due to related parties. We also had $113,747 in a convertible note payable and $311,080 in convertible note payable to a related party.

Because we have no cash, we are not able to pay our day to day expenses for the next twelve months; however we anticipate that Grupo Dynastia S. A., the related party that has lent us funds, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations. Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any such agreements will be on terms favorable to us. During the year ended December 31, 2007, Grupo Dynastia S.A. loaned us $32,086 to continue operations. We cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether. See Part I, Description of Business.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006
We have realized no revenues during either the year ended December 31 2007 or the year ended December 31, 2006.

During the year ended December 31, 2007, we reported a net loss of $56,681 or $0.00 per share, compared to a net loss of $46,362 or $0.00 per share for the year ended December 31, 2006. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

During the year ended December 31, 2007, our general and administrative expenses were $36,069, as compared to $33,650 for 2006. General and administrative expenses consisted mostly of professional fees incurred to prepare our financial statements and submit regulatory filings required to maintain our status as a public company.

Interest expense for the year ended December 31, 2007 was $20,612 compared to $12,712 incurred during 2006. The increase of $7,900 in interest expense results from the $179,867 increase in total notes payable from $244,960 as of December 31, 2006 to $424,827 as of December 31, 2007. The debt restructuring which we accomplished in September 2007 transferred a total of $244,781 in non-interest bearing liabilities into convertible notes bearing interest at 8%. We therefore expect interest expense to increase during 2008 as a result of the debt restructuring.

As of December 31, 2007, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry forwards, expiring through 2027. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS
Since we have no cash as of December 31, 2007, management believes that without an influx of significant new funds, we will not be able to sustain our operations through the rest of 2008. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional funds, we could be forced to cease business activities altogether.

As of this date, we are actively seeking alternative business opportunities, which may include acquisition of another company, or obtaining the rights to other products or technologies. Although we are seeking such opportunities, it is unlikely that we will be able to consummate any such transaction, which would generate sufficient revenues to sustain our operations. We anticipate that additional capital will likely have to come from issuing additional equity interest, which cannot occur without dramatically diluting the existing equity ownership of our Common stockholders.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

OFF BALANCE SHEET ARRANGEMENTS
There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.

OCTuS, Inc.
Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Changes in Stockholders’ (Deficit)	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
OCTuS, Inc.
Panama City, Republic of Panama

We have audited the accompanying consolidated balance sheet of OCTuS, Inc. as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.)  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCTuS, Inc. as of December 31, 2007, and the results of its operations, and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that OCTuS will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, OCTuS has suffered recurring losses from operations and has working capital and stockholders’ deficits.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 10, 2008

OCTuS, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS

ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$17,312
Accounts payable - related parties	3,169
Accrued interest - related party	8,542
Convertible note payable - related party	424,827
Total current liabilities	453,850

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 13,437,072 shares issued and outstanding	13,437
Additional paid-in capital	22,857,472
Accumulated deficit	(23,324,759)
Total stockholders' deficit	(453,850)

$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues	$-	$-

General and administrative expenses	36,069	33,650

Loss from operations	(36,069)	(33,650)

Interest expense	(20,612)	(12,712)

Net loss	$(56,681)	$(46,362)

Per share information - basic and fully diluted
Weighted average shares outstanding	13,437,072	13,437,072

Net loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

		COMMON STOCK
	Number		Additional
	of		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of January 1, 2006	13,437,072	$13,437	$22,857,472	$(23,221,716)	$(350,807)

Net loss	-	-	-	(46,362)	(46,362)

Balance as of December 31, 2006	13,437,072	13,437	22,857,472	(23,268,078)	(397,169)

Net loss	-	-	-	(56,681)	(56,681)

Balance as of December 31, 2007	13,437,072	$13,437	$22,857,472	$(23,324,759)	$(453,850)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

OPERATING ACTIVITIES
Net loss	$(56,681)	$(46,362)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in accounts payable	3,983	(12,742)
Increase in accrued interest-related party	20,612	12,712

Net cash used in operating activities	(32,086)	(46,392)

INVESTING ACTIVITIES
Net cash from investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable - related party	32,086	46,392

Net cash provided by financing activities	32,086	46,392

Net change in cash	-	-

CASH AT BEGINNING OF YEAR	-	-

CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

Cash for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Conversion of liabilities into convertible note
payable - related party	$420,203	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

Note 1.  Summary of Significant Accounting Policies

Organization

OCTuS, Inc. (the “Company”) was formed as a California corporation in 1983.  On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada.  In December 2003, the change was completed and OCTuS became a Nevada corporation.  OCTuS was involved in the development of various printer controller technologies.  However, we currently have no revenue generating operations and is currently seeking strategic alternatives.

Principles of Consolidation

All of our subsidiaries are inactive.  All significant intercompany transactions and balances, if any, have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Revenue Recognition

We currently have no revenue generating operations.  We plan to record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

Income Taxes

OCTuS accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values because these financial instruments are short term, their carrying amounts approximate fair values, or they are payable on demand.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

Earnings (Loss) Per Share

OCTuS follows SFAS 128, “Earnings Per Share.”  Basic earnings (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the years ended December 31, 2007 and 2006, common stock equivalents were not included in the calculation, as their effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, we implemented SFAS 123(R), “Share-Based Payment”, requiring OCTuS to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in SFAS 123(R). OCTuS estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Segment Information

OCTuS follows SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”.  Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance.  OCTuS currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Recent Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. OCTuS adopted FIN 48 effective January 1, 2007. The adoption of this interpretation did not have a material effect on the financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“SFAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. We had planned to adopt FAS 157 effective January 1, 2008.  On February 6, 2008, the FASB approved the partial deferral of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  Management is currently evaluating the requirements of FAS 157 and has not yet determined the impact on its financial statements.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of our choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which OCTuS has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, Disclosures about Fair Value of Financial Instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the requirements of FAS 159 and has not yet determined the impact on its financial statements.

There were various other accounting standards and interpretations issued during 2007 and 2006, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has working capital and stockholders’ deficits of $453,850 and an accumulated deficit of $23,324,759 as of December 31, 2007.  In addition, OCTuS has generated recurring losses, aggregating $56,681 and $46,362 in 2007 and 2006, respectively, and has no revenue generating operations.

OCTuS is currently seeking a viable business to merge with and, in addition, is seeking equity capital.  However, OCTuS has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to OCTuS.  OCTuS is reliant on a related party to provide working capital.  There is no assurance that such related party will continue to provide working capital.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of OCTuS to continue as a going concern.

Note 3. Equity

Preferred stock

OCTuS has authorized a total of 2,000,000 shares of $0.001 par value preferred stock.  Of the Series A Preferred Stock, 300,000 shares are authorized and of the Series B Preferred Stock, 910,000 shares are authorized.  The Cumulative Series C Preferred Stock had 250,000 shares authorized.  The Series classification of the remaining authorized preferred shares has not yet been determined and such designation is at the discretion of the board of directors.  There are no shares outstanding at December 31, 2007.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

Effective June 20, 2005, the 250,000 outstanding shares of convertible Series C 6% cumulative, $.001 par value preferred stock were converted into 1,000,000 (post-split) shares of $.001 par value common stock of OCTuS.  Upon conversion, the accumulated dividends became due and payable to the preferred shareholder.  The total accumulated preferred dividends at the date of conversion were $81,185.

Compensatory Stock Option Plans

OCTuS has a stock option plan for option grants to directors, officers, employees and consultants of OCTuS.  Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2007, OCTuS has reserved a total of 450,000 shares of common stock for exercise under the stock option plan.

As of December 31, 2007, there were no options outstanding and there has been no option transactions during the two years ended December 31, 2007.

Note 4.  Related Party Transactions and Convertible Debt

During 2007, a related party advanced additional funds to OCTuS under an existing loan arrangement.  The purpose of the additional advances was to provide working capital so that OCTuS could continue operations.  Advances under this loan arrangement during 2007 totaled $27,462 and the total accumulated advances were $175,422 as of September 30, 2007.  The total accumulated interest payable as of September 30, 2007 was $49,849.  In addition, OCTuS had accrued an accumulated balance of dividends payable to this related party of $81,185.

Effective September 30, 2007, we restructured all amounts due to this related party into a convertible promissory note payable with a principal balance of $306,456.  The related party advanced additional funds of $4,624 to us during the remainder of 2007 after the effective date of the convertible note, and these amounts were added to the principal balance.  The convertible promissory note can be converted into common stock at a rate of $0.10 per share, bears interest at an annual rate of 8% until converted or paid, and is due upon ninety days notice.  Total interest expense accrued under borrowings from this related party during 2007 was $18,319.

During the year ended December 31, 2007, certain amounts payable to related parties were transferred by the related parties to another related party.  Effective September 30, 2007, we restructured these obligations into a convertible promissory note payable with a principal balance of $113,747.  The convertible promissory note can be converted into common stock at a rate of $0.10 per share, bears interest at an annual rate of 8% until converted or paid, and is due upon ninety days notice.  Interest expense accrued on this convertible note totaled $2,293 during 2007.

A former officer and director paid certain expenses on behalf of OCTuS for periods prior to 2006.  As of December 31, 2007, amounts accrued and unpaid to this individual totaled $3,169 and are included in accounts payable - related parties.

OCTuS, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

Note 5.   Income Taxes

A reconciliation of the tax provision for 2007 and 2006 at statutory rates is comprised of the following components:

	2007		2006

Tax expense (benefit) at statutory rates		$19,000		$16,000
Book to tax adjustments:
Valuation allowance		(19,000)		(16,000)

Tax provision	$	----	$	----

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities.  Those items consist of the following as of December 31, 2007 and 2006:

	2007		2006
Deferred tax assets:
Net operating loss carryforwards		$5,005,000		$4,991,000
Less valuation allowance		(5,005,000)		(4,991,000)
Net deferred tax asset	$	----	$	----

Total deferred tax assets and the valuation allowance increased by approximately $14,000 during 2007.

At December 31, 2007, OCTuS has tax loss carryforwards approximating $14,720,000 that expire at various dates from 2008 through 2027.  At this time, OCTuS is unable to determine if it will be able to benefit from its deferred tax asset.  There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any.  In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset.

Note 6.  Subsequent Events

Subsequent to year end, a related party advanced $7,648 in payments to vendors, suppliers and professional fees on behalf of OCTuS.  The amounts increase the balance of the convertible note payable to the related party.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

On March 26, 2008, we dismissed Stark Winter Schenkein & Co., LLP as our independent registered public accounting firm. Stark Winter Schenkein & Co., LLP had previously been engaged as the principal accountant to audit our financial statements.

We engaged GBH CPAs, PC as our new independent auditors, effective as of March 26, 2008, to audit our financial statements for the years ended December 31, 2007 and December 31, 2006, and to perform procedures related to the financial statements included in our current reports on Form 8-K and quarterly reports on Form 10-Q.

The decision to dismiss Stark Winter Schenkein & Co., LLP and engage GBH CPAs, PC was approved by our Board of Directors (the “Board”) on March 26, 2008.

The reports of Stark Winter Schenkein & Co., LLP on our financial statements for each of the years ended December 31, 2006 and December 31, 2005, contained an explanatory paragraph relating to our ability to continue as a going concern. Other than this report modification, the reports of Stark Winter Schenkein & Co., LLP on our financial statements as of and for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

During our two most recent fiscal years and the subsequent interim period through March 26, 2008, the date of dismissal, there were no disagreements with Stark Winter Schenkein & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Stark Winter Schenkein & Co., LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-B during our two most recent fiscal years and the subsequent interim period through March 26, 2008, the date of dismissal.

We have made the contents of this Form 8-K available to Stark Winter Schenkein & Co., LLP and requested it to furnish a letter to the SEC as to whether Stark Winter Schenkein & Co., LLP agrees or disagrees with, or wishes to clarify our expression of these views. A copy of Stark Winter Schenkein & Co., LLP’s letter to the SEC will be included as Exhibit 16.1 to the Form 8-K reporting this event by means of an amendment when available.

Other than in connection with the engagement of GBH CPAs, PC by us, during our most recent fiscal year and the subsequent interim period prior to March 26, 2008, we did not consult GBH CPAs, PC regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or the related instructions thereto or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-B.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

ITEM 8B. OTHER INFORMATION.
None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

INFORMATION REGARDING OFFICERS AND DIRECTORS
As of December 31, 2007, Mr. Ben Rubi was our sole officer and director; the information set forth below was provided by that individual:

NAME	PRESENT POSITION WITH THE COMPANY	DIRECTOR SERVICE	AGE

Josie Ben Rubi	President and Chief Executive Officer; Chief Financial Officer; Director	2004 - 2008	38

David S. Pere	President and Chief Executive Officer; Chief Financial Officer; Director	2008 - present	88

Mr. Ben Rubi was appointed Chairman, Chief Executive Officer and Chief Financial Officer of OCTuS, Inc. on December 15, 2004, and resigned on March 26, 2008, not due to any disagreement with us or our policies. Josie Ben Rubi is a citizen and resident of the Republic of Panama. Mr. Ben Rubi is a practicing attorney specializing in Mergers and Acquisitions, Corporate Law, Immigration Law, International Business Transactions, Labor Law, Intellectual Property, and Tax Law. He graduated from Santa Maria La Antigua University, Republic of Panama (School of Law, 1996) and was admitted to bar in 1997, Republic of Panama. Mr. Ben Rubi is a partner in the law firm of Ben Rubi & Miro. He is a member of Panama Bar Association, International Bar Association and The International Association of Jewish Lawyers and Jurists. He is fluent in Spanish, English and Hebrew.

Mr. David S. Pere, 88, was appointed by our Board of Directors as our Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and as a director on March 26, 2008. Mr. Pere is a citizen and resident of the Republic of Panama. Mr. Pere’s distinguished diplomatic career spanned over two decades. From 1968 to 1989, he was posted as the Republic of Panama’s Ambassador to each of the following countries: Costa Rica, Uruguay, Honduras, El Salvador and Nicaragua. After leaving government service, he served as the Administrator of the Plastic Surgery Clinic in Panama since 1989. Mr. Pere received a diploma in international politics and administration from the University of Costa Rica in 1973. Mr. Pere is not an officer or director of any other reporting company. We have no arrangements to compensate Mr. Pere, nor does he own any shares of our common stock.

There is no relationship between our former officer and director and our current officer and director. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

NOMINATING COMMITTEE
Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the Board's need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, David S. Pere, Suite 472, APDO 0832-2745, World Trade Center, Republic of Panama. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

AUDIT COMMITTEE AND FINANCIAL EXPERT
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
 Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2007, that none of our executive officers, directors, or greater than 10% stockholders complied with any applicable filing requirements.

CODE OF ETHICS
In March 2004, we adopted a Code of Ethics.  We do not currently have a website.  Therefore, we will provide a copy, free of charge, to those writing to the corporate office located at Suite 472, APDO 0832-2745, World Trade Center, Republic of Panama.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
The compensation of the named executive officer for the last completed fiscal year ended December 31, 2006 and for the year ended December 31, 2007 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Josie Ben Rubi President, Secretary, Treasurer	2006	0	0	0	0	0	0	0	0
	2007*	0	0	0	0	0	0	0	0

*Mr. Ben Rubi resigned these offices on March 26, 2008, subsequent to the period covered by this report.

EMPLOYMENT CONTRACTS
We do not anticipate that we will enter into any employment contracts with any of our officers.

STOCK OPTIONS/SAR GRANTS.
We did not grant any stock options to our named executive officer during either fiscal 2007 or 2006. We do not have any outstanding stock appreciation rights.

LONG-TERM INCENTIVE PLANS
As of December 31, 2007, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
As of the year ended December 31, 2007, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Josie Ben Rubi, president, secretary, treasurer*	0	0	0	0	n/a	0	0	0	0

*Mr. Ben Rubi resigned these offices on March 26, 2008, subsequent to the period covered by this report.

DIRECTOR COMPENSATION. The following concerns the compensation of our director for his service as director during the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Josie Ben Rubi*	0	0	0	0	0	0	0

*Mr. Ben Rubi resigned as director on March 26, 2008, subsequent to the period covered by this report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Voting Stock as of April 10, 2008, by (i) each of our named executive officers and directors; (ii) our named executive officers and directors as a group; and (iii) shareholders known by us to beneficially own more than 5% of any class of our voting securities.  The beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, we believe that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., Suite 472, APDO 0832-2745, World Trade Center, Republic of Panama.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Josie Ben Rubi	No shares Former Officer and Director*	0.0%

Common Stock	David S. Pere	No shares Sole Officer and Director*	0.0%

Common Stock	Grupo Dynastia	800,000 shares Beneficial Owner	6.0%

Common Stock	All officers and directors as a group	No shares	0.0%

*Mr. Ben Rubi resigned these positions on March 26, 2008 and was replaced by Mr. Pere on that date; both  subsequent to the period covered by this report.

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

EQUITY COMPENSATION PLAN INFORMATION
We have a stock option plan for option grants to our directors, officers, employees and consultants.  Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2007, we have reserved a total of 225,000 shares of common stock for exercise under the stock option plan.

As of December 31, 2007, there were no options outstanding and there has been no option transactions during the two years ended December 31, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONFLICTS RELATED TO OTHER BUSINESS ACTIVITIES
The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

RELATED PARTY TRANSACTIONS
During 2007, Grupo Dynastia S.A., a related party, advanced additional funds to us under an existing loan arrangement. The purpose of the additional advances was to provide working capital so that we could continue operations. Advances under this loan arrangement during 2007 totaled $27,462 and the total accumulated advances were $175,422 as of September 30, 2007. The total accumulated interest payable as of September 30, 2007 was $49,849. In addition, we had accrued an accumulated balance of dividends payable to this related party of $81,185.

Effective September 30, 2007, we restructured all amounts due to this related party into a convertible promissory note payable with a principal balance of $306,456. The related party advanced additional funds of $4,623 to us during the remainder of 2007 after the effective date of the convertible note, and these amounts were added to the principal balance. The convertible promissory note can be converted into common at a rate or $0.10 per share, bears interest at an annual rate of 8% until converted or paid, and is due upon ninety days notice. Total interest expense accrued under borrowings from this related party during 2007 was $18,319.

During the year ended December 31, 2007, certain amounts payable to related parties were transferred by the related parties to an unrelated third party. Effective September 30, 2007, we restructured these obligations into a convertible promissory note payable with a principal balance of $113,747. The convertible promissory note can be converted into common stock at a rate of $0.10 per share, bears interest at an annual rate of 8% until converted or paid, and is due upon ninety days notice. Interest expense accrued on this convertible note totaled $2,293 during 2007.

A former officer and director paid certain expenses on our behalf or periods prior to 2006. As of December 31, 2007, amounts accrued and unpaid to this individual totaled $3,169 and are included in accounts payable, related parties.

Subsequent to year end, a related party advanced $7,648 in payments to vendors, suppliers and professional fees on our behalf. The amounts increase the balance of the convertible note payable to the related party.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

DIRECTOR INDEPENDENCE
Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 13.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation	+
3.1.1	Certificate of Determination of Preferences of Series C Preferred Stock of OCTuS, Inc.	++
3.2	Amended Bylaws	!
3.3	Certificate of Amendment to Articles of Incorporation	##
9	Irrevocable Proxy from Tokyo Electric Co., Ltd. (included in Exhibit 10.26.1)	*
10.3	Sample Warrant	*
10.4	Amended and Restated 1987 Nonstatutory Stock Option Plan	+
10.5	Form of Stock Option Agreement, Non-Qualified Options, 1987 Plan	*
10.6	Amended and Restated 1988 Nonstatutory Stock Option Plan	*
10.7	Form of Stock Option Agreement, Non-Qualified Options, 1988 Plan	*
10.8	Amended and Restated 1992 Key Executive Stock Purchase Plan	*
10.9	Lease dated April 7, 1995 by and between Mistek Investment Group and OCTuS, Inc. for 8352 Clairemont Mesa Blvd., San Diego, CA 92111	+++
10.10	Standard Industrial Net Lease dated July 29, 1994 by and between Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes Canyon Road, Suite A, San Diego CA 92121	++
10.11	Lease Surrender Agreement dated April 8, 1995 (as amended May 31, 1995), by and between Sorrento Corporate Center and OCTuS, Inc., for 9944 Barnes Canyon Road, Suite A, San Diego, CA 92121	+++
10.12	Employment Agreement dated June 1, 1992 by and between OCTuS, Inc. and John C. Belden, as amended May 14, 1993 and February 16, 1995	#
10.16	Form of Indemnification Agreements entered into by and between OCTuS, Inc. and its officers and directors	*
10.17	401(k) Plan Document	*
10.18	Form of Unit Certificate	*
10.19	Directors 1993 Stock Option Plan, Form of Stock Option Agreement, Non-Qualified Options, 1993 Directors Stock Option Plan	+
10.20	Warrant, Caledonian European Securities Ltd., dated July 15, 1993	**
10.21	Warrant, Neil Haverty, dated July 15, 1993	**
10.22	Warrant, Maroon Bells Capital Partners, Inc., dated July 15, 1993	**
10.23	Promissory Note of Nolan K. Bushnell, dated as of February 8, 1993, payable to OCTuS, Inc.	**
10.24	Stock Pledge Agreement by Nolan K. Bushnell in favor of OCTuS, Inc., dated February 8, 1993, as amended October 7, 1993	**
10.25	Purchase and Sale Agreement dated September 14, 1993 by and between OCTuS, Inc. and National Computer Systems, Inc.	**
10.26	Letter Agreement dated January 26, 1995 by and between OCTuS, Inc. and National Computer Systems, Inc.	#
10.27	Purchase and License Agreement dated March 7, 1995 by and between Cintech Tele-Management Systems, Inc. and OCTuS, Inc., as amended May 16, 1995	+++

10.28	Product Development and License Agreement dated September 5, 1995 by and between Ascom Telecommunications Limited and OCTuS, Inc. !
10.29	Promissory Note dated December 1, 1995 from OCTuS, Inc. to Maroon Bells Capital Partners, Inc. &
10.30	Stock and Warrant Purchase Agreement dated June 24, 1996 by and between OCTuS, Inc. and Advanced Technologies International, Ltd. ++
10.31	Warrant to Purchase Common Stock from OCTuS, Inc. to Advanced Technologies International, Ltd. dated June 24, 1996 ++
10.32	Agreement dated as of August 8, 1996 relating to settlement of claims among OCTuS parties and RAS/TAG parties &
10.33	Convertible Promissory Notes dated September 30, 2007 with Sasaima Holdings SA &&
10.34	Convertible Promissory Notes dated September 30, 2007 with Grupo Dynastia SA &&
11	Statements re: computation of (loss) earnings per share and shares used in per share calculation +++
14	Code of Ethics ***
16.1	Letter dated March 13, 1996 from Price Waterhouse to the Securities and Exchange Commission ~
31.1	Section 302 Certification Annual Report on Form 10-KSB
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Incorporated by reference from the Company's Form S-1, as amended, bearing the SEC registration number 33-51862, which was declared effective January 15, 1993.
**	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1993.
+	Incorporated by reference from the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1, bearing the SEC registration number 33-51862, which was declared effective January 6, 1995.
#	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1994 filed with the SEC April 17, 1995.
+++	Incorporated by reference from the Company's amended Annual Report on Form 10-KSB/A for the calendar year ended December 31, 1994 filed with the SEC July 6, 1995.
!	Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995 filed with the SEC November 13, 1995.
~	Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 1996.
&	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the SEC on March 31, 1997.
++	Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996 filed with the SEC on August 12, 1996.
***	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1993.
##	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2005
&&	Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services.  In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as our independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP, in 2007, were approved by the board of directors.

On March 26, 2008, we dismissed Stark Winter Schenkein & Co., LLP as our independent registered public accounting firm. Stark Winter Schenkein & Co., LLP had previously been engaged as the principal accountant to audit our financial statements.

We engaged GBH CPAs, PC as our new independent auditors, effective as of March 26, 2008, to audit our financial statements for the years ended December 31, 2007 and December 31, 2006, and to perform procedures related to the financial statements included in our current reports on Form 8-K and quarterly reports on Form 10-Q.

The decision to dismiss Stark Winter Schenkein & Co., LLP and engage GBH CPAs, PC was approved by our Board of Directors (the “Board”) on March 26, 2008.

AUDIT FEES
The aggregate fees billed by for professional services by Stark Winter Schenkein & Co., LLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2007 and 2006 were $18,035 and $14,500 respectively, net of expenses. Fees of $5,000 and $2,500 were billed by GBH CPA's, PC for 2007 and 2006, respectively.

AUDIT-RELATED FEES
There were no other fees billed by Stark Winter Schenkein & Co., LLP or by GBH CPAs, PC during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

TAX FEES
The aggregate fees billed by Stark Winter Schenkein & Co., LLP during the last two fiscal years for professional services rendered for tax compliance for 2007 and 2006 were $2,250 and $2,250 respectively.  There were no such fees billed by GBH CPAs, PC during the last two fiscal years since no such services were provided.

ALL OTHER FEES
There were no other fees billed by Stark Winter Schenkein & Co., LLP or by GBH CPAs, PC during the last two fiscal years for products and services provided.

OCTuS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OCTuS, INC.

Date: April 14, 2008	By:	/s/ David S. Pere
David S. Pere Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 14, 2008.

Signature	Title	Date

/s/ David S. Pere	President (Principal Executive Officer, Principal	April 14, 2008
David S. Pere	Financial & Accounting Officer), Director