Form 10-Q
period 2008-03-31
OCTUS INC
filed 2008-05-14
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from to .

Commission File Number: 0-21092

OCTuS, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 472, APDO 0832-2745, World Trade Center, Republic of Panama, n/a
(Address of principal executive offices)

(011) (507) 265-1555
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 9, 2008, the issuer the following classes of its stock issued and outstanding:

Class:  Common Stock, $0.001 Par Value:  13,437,072 shares outstanding

PART I - FINANCIAL INFORMATION

OCTuS, Inc.
Table of Contents

Page

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (Unaudited)	3

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$17,779	$17,312
Accounts payable - related party	3,169	3,169
Accrued interest - related parties	17,068	8,542
Convertible notes payable - related parties	432,475	424,827
Total current liabilities	470,491	453,850

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 13,437,072 shares issued and outstanding	13,437	13,437
Additional paid-in capital	22,857,472	22,857,472
Accumulated deficit	(23,341,400)	(23,324,759)
Total stockholders' deficit	(470,491)	(453,850)

	$-	$-

    The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues	$-	$-

General and administrative expenses	8,116	15,243

Loss from operations	(8,116)	(15,243)

Interest expense	(8,525)	(3,751)

Net loss	$(16,641)	$(18,994)

Per share information - basic and fully diluted
Weighted average shares outstanding	13,437,072	13,437,072

Net loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

OPERATING ACTIVITIES
Net loss	$(16,641)	$(18,994)
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in accounts payable	468	3,964
Increase in accrued interest - related party	8,525	3,751
Net cash used in operating activities	(7,648)	(11,279)

FINANCING ACTIVITIES
Proceeds from convertible notes payable - related parties	7,648	11,279

Net cash provided by financing activities	7,648	11,279

Net change in cash	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

Cash for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Financial Statements

The accompanying unaudited consolidated financial statements of OCTuS, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended December 31, 2007, for OCTuS, Inc. on Form 10KSB, as filed with the Securities and Exchange Commission.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.

Organization

OCTuS, Inc. (“OCTuS”) was formed as a California corporation in 1983.  On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada.  In December 2003, the change was completed and OCTuS became a Nevada corporation.  OCTuS was involved in the development of various printer controller technologies.  However, we currently have no revenue generating operations and are currently seeking strategic alternatives.

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

OCTuS, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

Earnings (Loss) Per Share

OCTuS follows SFAS 128, “Earnings Per Share.”  Basic earnings (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the periods ended March 31, 2008 and 2007, common stock equivalents were not included in the calculation, as their effect would be anti-dilutive.

Recent Pronouncements

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on December 15, 2008. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Management is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161), which becomes effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Management is currently evaluating the impact of adopting this statement.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has working capital and stockholders’ deficits of $470,491 and an accumulated deficit of $23,341,400 as of March 31, 2008.  In addition, OCTuS has generated recurring losses, totaling $16,641 and $18,994 for the three months ended March 31, 2008 and 2007 respectively, and has no revenue generating operations.

OCTuS, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

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

Note 3.  Related Party Transactions and Convertible Debt

Various related parties have advanced funds to enable OCTuS to meet its financial obligations.  During 2008 and 2007, a stockholder continued to make advances to OCTuS, even though it is under no obligation to do so.  Effective September 30, 2007, substantially all amounts due to related parties, including certain accounts payable, notes payable, accrued interest and accrued dividends, were restructured into two convertible notes payable.  The convertible promissory notes can be converted into common stock at a rate of $0.10 per share, bear interest at an annual rate of 8% until converted or paid, and are due upon ninety days notice.  During the three months ended March 31, 2008, a stockholder advanced $7,648 under this arrangement.

Note 4.  Subsequent Events

Subsequent to March 31, 2008, a related party advanced $4,638 in payments to vendors, suppliers and professional fees on behalf of OCTuS.  The amounts increased the balance of the convertible note payable to the related party.

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates.  Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report as of December 31, 2007 filed on Form 10-KSB.

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

We anticipate that additional capital will likely have to come from issuing additional equity interests, which cannot occur without dramatically diluting the existing equity ownership of our Common stockholders.

We were incorporated in October 1983 under the laws of the State of California. On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada. In December 2003, this change was completed and we became a Nevada corporation. Currently, only our Common Stock is eligible for quotation on the OTC Bulletin Board under the symbol OCTI.

Liquidity and Capital Resources.  For the three months ended March 31, 2008 we incurred a net loss of $16,641.  Cash on hand as of March 31, 2008 was $0.  Our total assets were also $0 as of March 31, 2008.  Our current liabilities were $470,491 as of March 31, 2008, including $17,779 in accounts payable, and $3,169 in accounts payable – related party. We also had $17,068 in accrued interest – related parties and $432,475 in convertible notes payable to related parties.  Because we have no cash, we are not able to pay our day to day expenses for the next twelve months; however we anticipate that Grupo Dynastia S.A., a related party that has lent us funds, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations.

Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any such agreements will be on terms favorable to us. During the three months ended March 31, 2008, Grupo Dynastia S.A. loaned us $7,648 to continue operations.  There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007. We have realized no revenues during either the three months ended March 31, 2008 or the three months ended March 31, 2007.

During the three months ended March 31, 2008, we reported a net loss of $16,641 or $0.00 per share, compared to a net loss of $18,994 for the three months ended March 31, 2007 or $0.00 per share.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

During the three months ended March 31, 2008, our general and administrative expenses were $8,116, as compared to $15,243 for the three months ended March 31, 2007.  The decrease of $7,127 was the result of a difference in the timing of audit work performed earlier in 2007 compared to 2008, as well as reduced professional fees.  General and administrative expenses consist mostly of professional fees incurred to prepare our financial statements and submit regulatory filings required to maintain our status as a public company.

Interest expense for the three months ended March 31, 2008 was $8,525 compared to $3,751 incurred for the three months ended March 31, 2007.  The increase of $4,774 in interest expense results from the $176,236 increase in total notes payable from $256,239 as of March 31, 2007 to $432,475 as of March 31, 2008.  The debt restructuring which we accomplished in September 2007 transferred a total of $244,781 in non-interest bearing liabilities into convertible notes bearing interest at 8%.  We therefore expect total interest expense during 2008 to be greater than 2007 as a result of the debt restructuring.

As of March 31, 2008, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2010. Additionally, we have federal and state net operating loss carry forwards, expiring through 2027. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

Our Plan of Operation for the Next Twelve Months. Because we have no cash as of March 31, 2008, management believes that without an influx of significant new funds, we will not be able to sustain our operations through the rest of 2008. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional funds, we could be forced to cease business activities altogether.

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

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company

Off-Balance Sheet Arrangements. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

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

OCTuS, Inc., a Nevada corporation

Date: May 9, 2008	By:	/s/ David S. Pere
David S. Pere
Principal Executive, Accounting and
Financial Officer, President, Treasurer,
and a Director