Form 10-Q
period 2008-06-30
OCTUS INC
filed 2008-08-07
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORTHE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

(011) (507) 265-1555
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 7, 2008, the issuer the following classes of its stock issued and outstanding:

Class:  Common Stock, $0.001 Par Value:  13,437,072 shares outstanding

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OCTuS, Inc.
Table of Contents

Page

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (Unaudited)	2

Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and 2007 (Unaudited)	3

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December31,
	2008	2007

ASSETS

ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$27,525	$17,312
Accounts payable - related parties	3,169	3,169
Accrued interest - related parties	25,818	8,542
Convertible notes payable - related parties	436,952	424,827
Total current liabilities	493,464	453,850

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 13,437,072 shares issued and outstanding	13,437	13,437
Additional paid-in capital	22,857,472	22,857,472
Accumulated deficit	(23,364,373)	(23,324,759)
Total stockholders' deficit	(493,464)	(453,850)

	$-	$-

The accompanying notes are an integral part of these consolidated  financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE	THREE	SIX	SIX
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-

General and administrative expenses	14,223	8,504	22,339	23,747

Loss from operations	(14,223)	(8,504)	(22,339)	(23,747)

Interest expense	(8,750)	(4,055)	(17,275)	(7,806)

Net loss	$(22,973)	$(12,559)	$(39,614)	$(31,553)

Per share information - basic and diluted
Weighted average shares outstanding	13,437,072	13,437,072	13,437,072	13,437,072

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

OPERATING ACTIVITIES
Net loss	$(39,614)	$(31,553)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in accounts payable	10,213	6,248
Increase in accrued interest - related party	17,276	7,806

Net cash used in operating activities	(12,125)	(17,499)

INVESTING ACTIVITIES
Net cash from investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable - related party	12,125	17,499

Net cash provided by financing activities	12,125	17,499

Net change in cash	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Financial Statements

The accompanying unaudited consolidated financial statements of OCTuS, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included thereto for the fiscal year ended December 31, 2007, for OCTuS, Inc., on Form 10KSB, as filed with the Securities and Exchange Commission.

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

Earnings (Loss) Per Share

OCTuS follows SFAS 128, “Earnings Per Share.”  Basic earnings (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the periods ended June 30, 2008 and 2007, common stock equivalents were not included in the calculation, as their effect would be anti-dilutive.

Recent Pronouncements

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on December 15, 2008. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Management is currently evaluating the impact of adopting this statement.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has working capital and stockholders’ deficits of $493,464 and an accumulated deficit of $23,364,373 as of June 30, 2008.  In addition, OCTuS has generated recurring losses, totaling $39,614 and $31,553 for the six months ended June 30, 2008 and 2007 respectively, and has no revenue generating operations.

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

Note 3.  Related Party Transactions and Convertible Debt

Various related parties have advanced funds to enable OCTuS to meet its financial obligations.  During 2008 and 2007, a stockholder continued to make advances to OCTuS, even though it is under no obligation to do so.  During the six months ended June 30, 2008, the stockholder advanced $12,125 under the terms of the convertible promissory note described in the following paragraph.

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

Note 4.  Subsequent Events

Subsequent to June 30, 2008, a related party advanced $4,900 in payments to vendors, suppliers and professional service providers on behalf of OCTuS.  The amounts increase the balance of the convertible note payable to the related party.

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

Business.  OCTuS, Inc. ("we," the "Company" or "OCTuS") is actively seeking business opportunities which may include the merger with or acquisition of another company. Although we are seeking such opportunities, we may not consummate any such transaction, and should we complete a transaction it is possible that we would not have sufficient funds available or generate sufficient revenues to sustain our operations.

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

Liquidity and Capital Resources.  For the six months ended June 30, 2008 we incurred a net loss of $39,614.  Cash on hand as of June 30, 2008 was $0.  Our total assets were also $0 as of June 30, 2008.  Our current liabilities were $493,464 as of June 30, 2008, including $27,525 in accounts payable, and $3,169 in accounts payable – related party. We also had $25,818 in accrued interest – related parties and $436,952 in convertible notes payable to related parties.  Because we have no cash, we are not able to pay our day to day expenses for the next twelve months; however we anticipate that Grupo Dynastia S.A., a related party that has lent us funds in the past, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations.

Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any such agreements will be on terms favorable to us. During the six months ended June 30, 2008, Grupo Dynastia S.A. loaned us $12,125 to continue operations.  There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.

We have realized no revenues during either the three months ended June 30, 2008 or the three months ended June 30, 2007.

During the three months ended June 30, 2008, we reported a net loss of $22,973 or $0.00 per share, compared to a net loss of $12,559 for the three months ended June 30, 2007 or $0.00 per share.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

During the three months ended June 30, 2008, our general and administrative expenses were $14,223, as compared to $8,504 for the three months ended June 30, 2007.  The increase of $5,719 was the result of a difference in the timing of professional services performed at different times in 2008 compared to 2007.  General and administrative expenses consist mostly of professional fees incurred to prepare our financial statements and submit regulatory filings required to maintain our status as a public company.

Interest expense for the three months ended June 30, 2008 was $8,750 compared to $4,055 incurred for the three months ended June 30, 2007.  The increase of $4,695 in interest expense results from an increase in interest bearing obligations.  The debt restructuring which we accomplished in September 2007 transferred a total of $244,781 in non-interest bearing liabilities into convertible notes bearing interest at 8%.  We therefore expect total interest expense during 2008 to be greater than 2007 as a result of the debt restructuring.

As of June 30, 2008, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2010. Additionally, we have federal and state net operating loss carry forwards, expiring through 2027. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

We have realized no revenues during either the six months ended June 30, 2008 or the six months ended June 30, 2007.

During the six months ended June 30, 2008, we reported a net loss of $39,614 or $0.00 per share, compared to a net loss of $31,553 for the six months ended June 30, 2007 or $0.00 per share.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

During the six months ended June 30, 2008, our general and administrative expenses were $22,339, as compared to $23,747 for the six months ended June 30, 2007.  The decrease of $1,408 was the result of a difference in the timing of professional services performed at different times in 2008 compared to 2007.  General and administrative expenses consist mostly of professional fees incurred to prepare our financial statements and submit regulatory filings required to maintain our status as a public company.  There were no substantial changes in these activities in 2008 compared to 2007.

Interest expense for the six months ended June 30, 2008 was $17,275 compared to $7,806 incurred for the six months ended June 30, 2007.  The increase of $9,469 in interest expense results from an increase in interest bearing obligations.  The debt restructuring which we accomplished in September 2007 transferred a total of $244,781 in non-interest bearing liabilities into convertible notes bearing interest at 8%.  We therefore expect total interest expense during 2008 to be greater than 2007 as a result of the debt restructuring.

As of June 30, 2008, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2010. Additionally, we have federal and state net operating loss carry forwards, expiring through 2027. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

Our Plan of Operation for the Next Twelve Months.  Because we have no cash as of June 30, 2008, management believes that without an influx of significant new funds, we will not be able to sustain our operations through the rest of 2008. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional funds, we could be forced to cease business activities altogether.

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

Off Balance Sheet Arrangements.  There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

OCTuS, Inc., a Nevada corporation

August 7, 2008	By:	/s/ David S. Pere
David S. Pere Principal Executive, Accounting and Financial Officer, President, Treasurer, and a Director