Form 10-Q
period 2008-09-30
OCTUS INC
filed 2008-12-19
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of December 16, 2008, the issuer the following classes of its stock issued and outstanding:

Class:  Common Stock, $0.001 Par Value:  13,437,072 shares outstanding

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OCTuS, Inc.
Table of Contents

Page

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Unaudited)	2

Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 (Unaudited)	3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$31,118	$17,312
Accounts payable-related parties	3,169	3,169
Accrued interest-related parties	34,639	8,542
Convertible notes payable-related parties	441,853	424,827
Total current liabilities	510,779	453,850

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 13,437,072 shares issued and outstanding	13,437	13,437
Additional paid-in-capital	22,857,472	22,857,472
Accumulated deficit	(23,381,688)	(23,324,759)
Total stockholders' deficit	(510,779)	(453,850)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated  financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended September 30,		Nine Months Ended September 30,

2008	2007	2008	2007

Revenues	$-	$-	$-	$-

General and administrative expenses	8,494	5,312	30,833	29,059

Loss from operations	(8,494)	(5,312)	(30,833)	(29,059)

Interest expense	(8,821)	(4,263)	(26,096)	(12,069)

Net loss	$(17,315)	$(9,575)	$(56,929)	$(41,128)

Per share information - basic and diluted:
Weighted average shares outstanding	13,437,072	13,437,072	13,437,072	13,437,072

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

OPERATING ACTIVITIES
Net loss	$(56,929)	$(41,128)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in accounts payable	13,806	1,598
Increase in accrued interest-related party	26,097	12,069

Net cash used in operating activities	(17,026)	(27,461)

FINANCING ACTIVITIES
Proceeds from notes payable-related party	17,026	27,461

Net cash provided by financing activities	17,026	27,461

Net change in cash	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Conversion of liabilities into convertible note
payable - related party	$-	$420,203

The accompanying notes are an integral part of these consolidated financial statements.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Financial Statements

The accompanying unaudited interim consolidated financial statements of OCTuS, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included thereto for the fiscal year ended December 31, 2007, for OCTuS, Inc., on Form 10KSB, as filed with the Securities and Exchange Commission.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.

Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has working capital and stockholders’ deficits of $510,779 and an accumulated deficit of $23,381,688 as of September 30, 2008.  In addition, OCTuS has generated recurring losses, totaling $56,929 and $41,128 for the nine months ended September 30, 2008 and 2007 respectively, and has no revenue generating operations.

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

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of OCTuS to continue as a going concern.

Note 3.  Related Party Transactions and Convertible Debt

Various related parties have advanced funds to enable OCTuS to meet its financial obligations.  During 2008 and 2007, a stockholder continued to make advances to OCTuS, even though it is under no obligation to do so.  During the nine months ended September 30, 2008, the stockholder advanced $17,026 under the terms of the convertible promissory note described in the following paragraph.

Effective September 30, 2007, substantially all amounts due to related parties totaling $420,203, including certain accounts payable, notes payable, accrued interest and accrued dividends, were restructured into two convertible notes payable.  The convertible promissory notes can be converted into common stock at a rate of $0.10 per share, bear interest at an annual rate of 8% until converted or paid, and are due upon ninety days notice.

Note 4. Subsequent Events

Subsequent to September 30, 2008, a related party advanced $2,800 in payments to vendors, suppliers and professional service providers on behalf of OCTuS.  The amounts increase the balance of the convertible note payable to the related party.

Item 2.  Plan of Operation.

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

Business

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

Liquidity and Capital Resources

For the nine months ended September 30, 2008 we incurred a net loss of $56,929.  Cash on hand as of September 30, 2008 was $0.  Our total assets were also $0 as of September 30, 2008.  Our current liabilities were $510,779 as of September 30, 2008, including $31,118 in accounts payable, and $3,169 in accounts payable – related party. We also had $34,639 in accrued interest – related parties and $441,853 in convertible notes payable to related parties.  Because we have no cash, we are not able to pay our day to day expenses as they become due or possibly for the next twelve months; however we anticipate that Grupo Dynastia S.A., a related party that has lent us funds in the past, will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations.

Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any such agreements will be on terms favorable to us. During the nine months ended September 30, 2008, Grupo Dynastia S.A. loaned us $17,026 to continue operations.  There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional revenues, which is likely, and/or raise additional capital, we could be forced to cease business activities altogether.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 31, 2007

We have realized no revenues during either the three months ended September 30, 2008 or the three months ended September 30, 2007.

During the three months ended September 30, 2008, we reported a net loss of $17,315 or $0.00 per share, compared to a net loss of $9,575 for the three months ended September 30, 2007 or $0.00 per share.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

During the three months ended September 30, 2008, our general and administrative expenses were $8,494, as compared to $5,312 for the three months ended September 30, 2007.  General and administrative expenses consist mostly of professional fees incurred to prepare our financial statements and submit regulatory filings required to maintain our status as a public company.

Interest expense for the three months ended September 30, 2008 was $8,821 compared to $4,263 incurred for the three months ended September 30, 2007.  The increase of $4,558 in interest expense results from an increase in interest bearing obligations.  The debt restructuring which we accomplished in September 2007 transferred a total of $244,781 in non-interest bearing liabilities into convertible notes bearing interest at 8%.  We therefore expect total interest expense during 2008 to be greater than 2007 as a result of the debt restructuring.

As of September 30, 2008, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2010. Additionally, we have federal and state net operating loss carry forwards, expiring through 2027. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

Results of Operations for the Nine Months Ended September 31, 2008 Compared to the Nine Months Ended September 31, 2007

We have realized no revenues during either the nine months ended September 30, 2008 or the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we reported a net loss of $56,929 or $0.00 per share, compared to a net loss of $41,128 for the nine months ended September 30, 2007 or $0.00 per share.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

During the nine months ended September 30, 2008, our general and administrative expenses were $30,833, as compared to $29,059 for the nine months ended September 30, 2007.  The increase of $1,774 was the result of a difference in the timing of professional services performed at different times in 2008 compared to 2007.  General and administrative expenses consist mostly of professional fees incurred to prepare our financial statements and submit regulatory filings required to maintain our status as a public company.  There were no substantial changes in these activities in 2008 compared to 2007.

Interest expense for the nine months ended September 30, 2008 was $26,096 compared to $12,069 incurred for the nine months ended September 30, 2007.  The increase of $14,027 in interest expense results from an increase in interest bearing obligations.  The debt restructuring which we accomplished in September 2007 transferred a total of $244,781 in non-interest bearing liabilities into convertible notes bearing interest at 8%.  We therefore expect total interest expense during 2008 to be greater than 2007 as a result of the debt restructuring.

As of September 30, 2008, we had significant tax credit and research carry forwards for federal tax reporting purposes that expire through 2010. Additionally, we have federal and state net operating loss carry forwards, expiring through 2027. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

Our Plan of Operation for the Next Twelve Months

Because we have no cash as of September 30, 2008, management believes that without an influx of significant new funds, we will not be able to sustain our operations for the next twelve months. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A., or subsequent controlling owners, will continue to fund us. Should we be unable to obtain additional funds, we could be forced to cease business activities altogether.

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

Because we have limited operations and assets, we may continue to be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

OCTuS, Inc., a Nevada corporation

December 18, 2008	By:	/s/ David S. Pere
David S. Pere Principal Executive, Accounting and Financial Officer, President, Treasurer, and a Director