Form 10-K
period 2008-12-31
OCTUS INC
filed 2009-04-15
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the fiscal year ended December 31, 2008

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From ________ to _________

Commission File Number 0-21092

OCTUS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

719 Second Street
Suite 9
Davis, California	95616
(Address of principal executive offices)	(Zip Code)

(530) 546-0200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of April 13, 2009, there were 43,437,072 shares of common stock outstanding.

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the common stock as quoted on the OTC Bulletin Board of $0.04 per share, was $481,054.

OCTUS, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2008

Unless the context otherwise requires, the terms “we,” our,” “the Company” and “Octus” refer to Octus Inc. and its subsidiaries.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," or the negative thereof.  The Company intends that such forward-looking statements be subject to the safe harbors for such statements.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management's best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs.  The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.  BUSINESS

Introduction

Octus was incorporated in October 1983 under the laws of the State of California.  On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada.  In December 2003, this change was completed and we became a Nevada corporation.  Currently our Common Stock is eligible for quotation on the OTC Bulletin Board under the symbol OCTI.

The core of our technology from our inception until 1991 was comprised of software for use in controllers for laser printers and related imaging devices. We incorporated this technology into our own LaserPro(R) laser printer products and also licensed the technology to third parties. In 1991, because of low margins and competition, we shifted our primary focus from laser printer controller technology to the development of the Octus PTA product line. In December 1991 we changed our name from Office Automation Systems, Inc. to Octus, Inc. In January 1993, we completed an initial public offering.  In September 1993, we sold substantially all of the assets and inventory of the laser printer business to National Computer Systems, Inc. ("NCS").  In March 1995, we engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech"), to exclusively manufacture, distribute and sell the retail version of Octus PTA in North America. In March 1997, Cintech elected not to renew its agreement with us, thereby leaving us without a current means of distributing our products.  We subsequently ceased operations and have been reviewing other business opportunities since.

On February 24, 2009, the Company entered into employment agreements with Christian J. Soderquist and George M. Ecker pursuant to which Mr. Soderquist will serve as Chief Executive Officer of the Company and Mr. Ecker will serve as Chief Financial Officer of the Company.  Mr. Soderquist and Mr. Ecker were also appointed directors of the Company and our former President and sole director, Mr. David Pere, resigned from all offices on that same day.  Concurrently, the Company executed restricted stock purchase agreements dated February 24, 2009, with each of Mr. Soderquist and Mr. Ecker.

Both employment agreements have a term of three years, through February 24, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement. Pursuant to the employment agreement, Octus has agreed to pay Mr. Soderquist and Mr. Ecker a base annual salary of $180,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”). The officers have agreed for an interim period to defer some or all of their base salaries based on the outstanding achievements of one or more of the milestones described below and the Company’s ability to pay salaries. Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by the board of directors of the Company (the “Board”) or the Compensation Committee of the Board.  Pursuant to the restricted stock purchase agreements and the employment agreements, the Company will issue to each person 15,000,000 shares of common stock in consideration of services performed.

Under the terms of the restricted stock purchase agreements, a portion of the shares is subject to repurchase by the Company if certain milestones are not achieved before the first anniversary of the date of the purchase agreements. For each of the following events that are not achieved before the first anniversary of the date of the purchase agreements, 25% of the shares are subject to repurchase by the Company at the original purchase price per share. If all four milestones are achieved, then all of the shares become fully vested. The milestone events are: completion of sale of equity securities of the Company with proceeds to the Company of $100,000 or more; execution by the Company of a license agreement or purchase contract with at least two third-party persons or entities to acquire or license technologies and/or products related to the Company’s intended business; receipt of revenues from the sale by the Company of products licensed or owned by the Company; and execution by the Company of a renewable energy and/or energy efficiency project contract. In the event of a change in control of the Company, defined in the agreement to include events such as a merger or sale of assets transaction which results in more than a 50% change of ownership of the Company, all restrictions lapse and the shares will become fully vested.

There are approximately 43,437,000 shares of common stock outstanding, and therefore the 30,000,000 shares issued pursuant to the purchase agreements represents approximately 69% of the outstanding shares of the Company after giving effect to the issuance of the shares.

The Company seeks to become a leading renewable energy efficiency company that brings innovative energy efficiency and renewable energy solutions to the commercial and public sector markets.  The Company intends to pursue and enter into renewable energy efficiency projects involving owning or managing energy systems, and energy efficiency products that the Company may acquire, license or distribute.  The Company believes that the market demand for energy conservation and energy creation presents an attractive business opportunity.

On March 17, 2009 we entered into an agreement with the University of California (“UC”) that gives us the exclusive right, for a period of six months, to pursue negotiations with the UC to enter into a license of UC's Wicking Condensate Evaporator at AC Condenser (Wickool). A Provisional Patent application has been filed related to the Wickool technology.  If we enter into a license agreement with UC, the agreement is expected to provide Octus with exclusive worldwide patent rights to Wickool, which was developed and is being commercially tested by the UC Davis Western Cooling Efficiency Center (WCEC), in all fields of use, with full rights to sublicense. Wickool, which is being commercially tested by the WCEC in association with Target Corp. and Wal-Mart, is a retrofit to commercial rooftop air conditioning units. Wickool repurposes, with no electrical connections or moving parts, the evaporative condensate created by HVAC systems to improve energy usage.

In March 2009, we entered into a Dealer agreement with SolarNet, Inc. to collaboratively pursue the development, financing and management of solar energy and energy efficiency projects for the commercial, non-profit and government markets.  SolarNet facilitates solar energy solutions by combining contractors, investors, products and energy issuers into solar networks.  SolarNet executes commercial projects by combining and leveraging products and services from three related businesses:  DC Power Systems, which we believe is the largest privately held distributor of renewable energy solutions in the United States; Stellar Energy Solutions, which is a full-scale solar project integrator; and Solar Dawn, which creates and facilitates power purchase agreement syndications and project finance.  Under terms of the agreement, Octus will serve as an independent, non-exclusive dealer of SolarNet's renewable energy systems, construction services, and project financing.  There can be no assurances that the Company will receive any revenues from transactions relating to this agreement.

Intellectual Property

We do not own any patents, trademarks, domain names, copyrights, licenses, concessions or royalty rights.  However, our current intended business plan includes the active search for intellectual property relating to our core area of alternative energy for licensing and acquisition.

Government Regulation

As our current operations and activities are minimal, applicable government regulations do not have a material impact on our activities.  However, if we successfully execute on our business plan, we anticipate that federal, state and local environmental, energy, tax incentive, health, labor relations, sanitation, building, zoning, fire and safety regulations could have an effect on our business and on the businesses of the customers to which we intend to sell products, services and solutions.

Our Research and Development

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the foreseeable future.

Employees

As of December 31, 2008, we had no employees and as of March 31, 2009, we had two employees.  We did not add to our workforce during the year ended December 31, 2008 and entered into employment agreements with Mr. Soderquist and Mr. Ecker on February 24, 2009.  None of our employees is currently represented by labor unions or covered by a collective bargaining agreement.  We believe that relations with our employees are good.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements.” Such forward-looking statements any include projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements.” In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have no recent operating history that you can use to evaluate us and therefore we may not survive if we meet some of the problems, expenses, difficulties, complications and delays frequently encountered by a start-up company.

We essentially ceased active business in 1997 and have been reviewing business opportunities since.  In February 2009, we hired new officers and directors of the Company but have not yet conducted any substantial business nor consummated any material business agreements.  To date, we have focused our attention on seeking acquisitions and business opportunities. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. You must consider our prospects in light of the risks and uncertainties encountered by start-up companies.  As a start-up company, we can provide no assurances that we will be able to make the necessary steps to achieve profitability in the future, such as expanding our customer base.

We are subject to all the substantial risks inherent in the commencement of a new business enterprise with new management. We can provide no assurance that we will be able to successfully generate revenues or operate profitably.  We have no recent business history for you to analyze or to aid you in making an informed judgment as to the merits of an investment in our securities. Any investment in our common stock should be considered a high risk investment because you will be placing funds at risk in an unseasoned start-up company with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject.

As we have such a limited history of operation, you will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against our past or present equivalents.

We will require additional funds to achieve our current business strategy. Our inability to obtain additional financing will inhibit our ability to expand or even maintain our business operations.

We will need to raise additional funds through debt or equity financing to achieve our current business strategy. The financing we need may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing will inhibit our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease our operations.

If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

We expect to experience significant and rapid growth in the scope and complexity of our business if our business strategy gains acceptance in the market. If we are unable to hire additional staff to handle engineering,  sales and marketing of our products and services and manage our operations, our growth could harm our future business results and may strain our managerial and operational resources.

If our business gains acceptance in the market, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to hire staff to market our products and services and perform finance and accounting functions. We will be required to hire a broad range of personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. If we fail to develop and implement effective systems, or hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our future relationships, or fail to manage growth effectively, our business will fail and you will lose your entire investment in our company.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our officers and directors, Christian Soderquist and George Ecker. Our success depends on the continued efforts of these individuals to manage our business operations. The loss of the services of either of these individuals could have a negative effect on our business, financial condition and results of operations. In addition, our success in expanding our business operations is largely dependent on our ability to hire highly qualified personnel. In addition, we may lose employees or consultants that we hire due to higher salaries and fees being offered by competitors or other businesses in the industry.

Our managers’ control of our company may prevent you from causing a change in the course of our operations and may affect the market price of our common stock.

Mr. Soderquist and Mr. Ecker each beneficially own approximately 35% of our common stock and together control the majority of the Company’s voting shares. Accordingly, for as long as they continue to own more than 50% of our common stock, they will be able to elect a majority or all of our board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. Therefore, your ability to cause a change in the course of our operations may be impeded. This concentration of ownership could result in a reduction in value to the common stock you own and could have the effect of preventing us from undergoing a change of control in the future.

We may pursue strategic acquisitions and investments that could have an adverse effect on our business if they are unsuccessful.

As part of our business strategy, we intend to acquire companies, and acquire or license technologies and product lines. There is the risk that our valuation assumptions and models for any acquired product, business or technology that we may acquire will be overly optimistic or inaccurate or that customers do not demand the products or services to the extent we expect, the technology does not function as we expect, that or the technology we acquire is the subject of infringement or trade secret claims by third parties.

The identification of acquisition candidates is difficult and we may not correctly assess the risks related to such acquisitions and investments. In particular, our determinations and assessments of technology candidates involve assessments of the financial performance of the candidates and past financial performance that we observe may not be indicative of future financial performance. In addition, acquisitions could be effected on terms less satisfactory to us than expected. If these risks materialize, the benefit that we derive from businesses, technologies, products or services that we acquire or license may be less than we expect, with the result that our operating losses could increase.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since we sold our assets in 1997 and we will continue to incur operating expenses without revenues until we are in commercial deployment. We currently do not have any operations and we have no income. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated that are included in this Report. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our operating activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed with our business plan. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail.

We expect to incur losses into the foreseeable future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We have no operating history in the alternative energy industry and if we are not successful in initiating, developing or operating our future business, then investors may lose all of their investment in our company.

We have no history of revenues in the alternative energy industry from operations and have no significant assets. We have yet to generate earnings and there can be no assurance that we will ever operate profitably. Our company has no recent operating history and is in the development stage. If our business is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Risks Associated With Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange. Accordingly, shareholders may have difficulty reselling any of the shares.

Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

ITEM 1B  UNRESOLVED STAFF COMMENTS

None.

ITEM 2  PROPERTIES

Since February 24, 2009, our corporate offices have been located at 719 Second Street, Unit 9, Davis, CA  95616.  These facilities are approximately 300 square feet and are leased under a short term lease agreement. Prior to that, our offices were provided by our previous officer and director.

We also maintain approximately 400 square feet of office space at 619 State Street, Unit A, Carlsbad, CA 92011, on a month to month basis.  We do not maintain any other leases for office space and nor own any real property.  We believe these facilities are adequate for our requirements and that adequate space is available for the expansion of our business in the foreseeable future should that be necessary.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and have no legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the year ended December 31, 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is eligible for quotation on the Over-the-Counter Bulletin Board under the symbol "OCTI."

Our Common Stock, Units and Warrants were previously quoted on the NASDAQ Small-Cap Market under the symbols OCTS, OCTSU and OCTSW, respectively, upon completion of our initial public offering on January 15, 1993 until February 1, 1995.  On February 1, 1995, our securities were delisted from the NASDAQ Small-Cap Market because we were unable to meet that market's minimum capital and surplus requirements and our Units and Warrants were no longer listed or eligible for quotation. Since February 1, 1995, our common stock has been eligible for quotation on the OTC Bulletin Board.   We were listed under the symbol OCTU until our forward split which we effected in June 2005.

Set forth below are the ranges of high and low bid prices for each quarter for the Common Stock as reported by the OTCBB for the periods from January 1, 2007 through December 31, 2008.

COMMON STOCK
QUARTER ENDED	HIGH	LOW
March 31, 2007	$ 0.10	$ 0.02
June 30, 2007	0.11	0.11
September 30, 2007	0.10	0.10
December 31, 2007	0.15	0.11
March 31, 2008	0.08	0.08
June 30, 2008	0.04	0.04
September 30, 2008	0.07	0.07
December 31, 2008	0.01	0.01

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On April 1, 2009, the closing price of our common stock as reported by the OTC Bulletin Board was $0.06 per share.  Trading on our Common Stock is extremely limited and sporadic.  Therefore, prices are not an accurate indication of the market value of our Common Stock.

Reports to Security Holders

We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Dividends

We have never declared or paid cash dividends on our Common Stock and have no current intention to declare or pay any dividends on our Common Stock in the foreseeable future.  We intend to retain earnings, if any, for the development of our business.

Description of Capital Stock

Our authorized capital stock consists of the following:
  Common stock, $0.001 par value, 100,000,000 shares authorized; approximately 43,437,072 shares issued and outstanding;
  Series A preferred stock, $0.001 par value, 300,000 shares authorized, no shares issued or outstanding;
  Series B preferred stock, $0.001 par value, 910,000 shares authorized, no shares issued or outstanding;
  Series C 6.0% cumulative preferred stock, $0.001 par value, 250,000 shares authorized, no shares issued and outstanding; and
  Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no shares issued or outstanding.

Holders of shares of our common stock are entitled to receive dividends when and as declared by our Board of Directors from funds legally available therefor. All the shares of our common stock have equal voting rights and are non-assessable. Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders our equity securities upon our liquidation. Holders of our common stock do not have preemption rights.

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

Recent Sales of Unregistered Securities

On February 24, 2009, we entered into share purchase agreements with our two officers and directors whereby they each received 15,000,000 common shares. Other than these transactions we did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

Equity Compensation Plans

We have a stock option plan for option grants to our directors, officers, employees and consultants.  Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2008, we have reserved a total of 450,000 shares of common stock for exercise under the stock option plan.

As of December 31, 2008, there were no options outstanding and there have been no option transactions during the two years ended December 31, 2008.

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
  a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price a toll-free telephone number for inquiries on disciplinary actions;
  definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
  such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.
Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:
  the bid and offer quotations for the penny stock;
  the compensation of the broker-dealer and its salesperson in the transaction;

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

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As we did not engage in active business operations during 2008, the most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report.

Management's Discussion and Analysis of Financial Condition

This information should be read in conjunction with the audited consolidated financial statements and notes contained herein.

Overview

We are actively seeking business opportunities involving alternative energy technologies and infrastructure projects, which may include acquisition or licensing of technologies or becoming involved with the construction and management of various types of energy producing facilities. We intend to recruit management, advisors and affiliates with sufficient experience needed to review and qualify such technologies and projects for our involvement.  Although we are seeking such opportunities, we may not consummate any such transaction, and even if we complete a transaction it is possible that we would not generate sufficient revenues to sustain our operations.

We anticipate the need for additional debt or equity financing, and if the Company raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.

We were incorporated in 1983 to develop a low cost controller for laser printers. In early 1991, we began shifting our emphasis from laser printer controller products to the development of a new product line. Since September 1993, substantially all of our revenues were derived from business activities involving our laser printer technology and technology licensing agreements. In September 1993, we sold substantially all of the assets and inventory of the laser printer business to National Computer Systems, Inc. ("NCS”).  After that transaction, we did not generate significant revenues from sales of our Octus PTA product due to poor product sales and lack of broad market acceptance. As a result, in 1994 we needed to significantly downsize our staff and reduce our operating expenses, which continued into 1995. In March 1995, we engaged a third-party distributor, Cintech Tele-Management Systems, Inc. ("Cintech") to exclusively manufacture, distribute and sell the retail version of Octus PTA in North America. In March 1997, Cintech elected not to renew its agreement with us, thereby leaving us without a current means of distributing our products, and subsequently we ceased active operations.

Results of Operations for the Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We did not realize any revenues during either the year ended December 31, 2008 or the year ended December 31, 2007.

During the year ended December 31, 2008, we reported a net loss of $66,865 or $0.00 per share, compared to a net loss of $56,681 or $0.00 per share for the year ended December 31, 2007. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

During the year ended December 31, 2008, our general and administrative expenses were $31,866, as compared to $36,069 for 2007. General and administrative expenses consisted mostly of professional fees incurred to prepare our financial statements and submit regulatory filings required to maintain our status as a public company.

Interest expense for the year ended December 31, 2008 was $34,999 compared to $20,612 incurred during 2007. The increase of $14,387 in interest expense results from the $17,026 increase in total notes payable from $424,827 as of December 31, 2007 to $441,853 as of December 31, 2008.

As of December 31, 2008, we had significant tax credits and research carry-forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry-forwards, expiring through 2027. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

Liquidity and Capital Resources

For the year ended December 31, 2008, we incurred a net loss of $66,865. Cash on hand as of December 31, 2008 was $0. Our total assets were also $0 as of December 31, 2008. Our current liabilities were $520,715 as of December 31, 2008, including $32,151 in accounts payable, $46,711 in accounts payable and accrued interest due to related parties and $441,853 in convertible notes payable to related parties.

Currently, we have no cash and are not able to pay our day to day expenses; however, we anticipate that a related party that has lent us funds will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations.  Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any agreements relating to financing or commercial activities will be on terms favorable to us. During the year ended December 31, 2008, Grupo Dynastia S.A. loaned us $17,026 to continue operations. We cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that Grupo Dynastia S.A. or others will continue to fund us. Should we be unable to obtain revenues or raise additional capital, we could be forced to cease business activities altogether.

Our Plan of Operations for the Next Twelve Months.

As of this date, we are actively seeking business opportunities pertaining to the alternative energy and/or energy efficiency areas which may include acquisition of another company, or obtaining the rights to other products or technologies. Although we are seeking such opportunities, we may not be able to consummate a transaction that would generate sufficient revenues to sustain our operations. We anticipate the need for additional debt or equity financing and if the company raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.

Since we have no cash as of December 31, 2008, management believes that without an influx of significant new funds, we will not be able to sustain our operations through the rest of 2009. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that anyone will continue to fund us. Should we be unable to obtain additional funds, we could be forced to cease business activities altogether

Because we have limited operations and assets, we are considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OCTUS , Inc.
Table of Contents

Page
Report of Independent Registered Public Accounting Firm	13

Consolidated Balance Sheets	14

Consolidated Statements of Operations	15

Consolidated Statements of Changes in Stockholders’ Deficit	16

Consolidated Statements of Cash Flows	17

Notes to Consolidated Financial Statements	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Octus, Inc.
Davis, California

We have audited the accompanying consolidated balance sheets of Octus, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Octus, Inc. as of December 31, 2008 and 2007, and the results of its operations, and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC
GBH CPAs, PC www.gbhcpas.com Houston, Texas

April 13, 2009

OCTUS , INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$32,151	$17,312
Accounts payable - related parties	3,169	3,169
Accrued interest - related parties	43,542	8,542
Convertible notes payable - related parties	441,853	424,827
Total current liabilities	520,715	453,850

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 13,437,072 shares issued and outstanding	13,437	13,437
Additional paid-in capital	22,857,472	22,857,472
Accumulated deficit	(23,391,624)	(23,324,759)
Total stockholders' deficit	(520,715)	(453,850)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS , INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Revenues	$-	$-

General and administrative expenses	31,866	36,069

Loss from operations	(31,866)	(36,069)

Interest expense	(34,999)	(20,612)

Net loss	$(66,865)	$(56,681)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	13,437,072	13,437,072

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS , INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common stock
	Number		Additional
	of		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2006	13,437,072	$13,437	$22,857,472	$(23,268,078)	$(397,169)

Net loss	-	-	-	(56,681)	(56,681)

Balance as of December 31, 2007	13,437,072	13,437	22,857,472	(23,324,759)	(453,850)

Net loss	-	-	-	(66,865)	(66,865)

Balance as of December 31, 2008	13,437,072	$13,437	$22,857,472	$(23,391,624)	$(520,715)

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS , INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

OPERATING ACTIVITIES
Net loss	$(66,865)	$(56,681)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in accounts payable	14,840	3,983
Increase in accrued interest - related parties	34,999	20,612

Net cash used in operating activities	(17,026)	(32,086)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	17,026	32,086

Net cash provided by financing activities	17,026	32,086

Net change in cash	-	-

CASH AT BEGINNING OF YEAR	-	-

CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of liabilities into convertible note payable - related party	$442,643	$420,203

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS , INC.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Organization

Octus, Inc. (“Octus”) was formed as a California corporation in 1983.  On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada.  In December 2003, the change was completed and Octus became a Nevada corporation.  Today Octus is seeking to become a leading renewable energy efficiency company that brings innovative energy efficiency and renewable energy solutions to the commercial and public sector markets.  Octus intends to pursue and enter into renewable energy efficiency projects involving the ownership or management of energy systems, and energy efficiency products that Octus may acquire, license or distribute.

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

Income Taxes

Octus accounts for income taxes using the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values because these financial instruments are short term, their carrying amounts approximate fair values, or they are payable on demand.

Loss Per Share

Basic loss per common share (“EPS”) calculations were determined by dividing net loss by the weighted average number of shares of common stock outstanding during the years.  Diluted loss per common share calculations were determined by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the years ended December 31, 2008 and 2007, common stock equivalents were not included in the calculation, as their effect would be anti-dilutive.

OCTUS , INC.
Notes to Consolidated Financial Statements

Stock-Based Compensation

Octus provides compensation costs for our stock option plans based on estimated fair values. Octus estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.  Octus currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Recent Pronouncements

In July 2007, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Octus adopted FIN 48 effective January 1, 2008. The adoption of this interpretation did not have a material effect on the financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“SFAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy.  Octus adopted SFAS 157 effective January 1, 2008 except for non-financial assets and liabilities.  The adoption of SFAS 157 did not have a material effect on the financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of our choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which Octus has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, Disclosures about Fair Value of Financial Instruments. Octus adopted SFAS 159 effective January 1, 2008 except for non-financial assets and liabilities.  The adoption of SFAS 159 did not have a material effect on the financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Octus as a going concern.  Octus has working capital and stockholders’ deficits of $520,715 and an accumulated deficit of $23,391,624 as of December 31, 2008.  In addition, Octus has generated recurring losses, aggregating $66,865 and $56,681 in 2008 and 2007, respectively, and currently has no revenue generating operations.

We are actively seeking technologies and business endeavors in the alternative energy sector, which may include the licensing or acquisition of alternative energy and energy efficiency products or technologies.  Although we are seeking such opportunities, it is unlikely that we will be able to consummate any such transaction which would generate sufficient revenues to sustain our operations. We anticipate the need for additional debt or equity financing and if Octus raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.  However, Octus has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to Octus.  Octus is reliant on a related party to provide working capital.  There is no assurance that such related party will continue to provide working capital.

OCTUS , INC.
Notes to Consolidated Financial Statements

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Octus to continue as a going concern.

Note 3 – Related Party Transactions and Convertible Debt

During 2008, a related party advanced additional funds to Octus under an existing loan arrangement.  The purpose of the additional advances was to provide working capital so that Octus could continue operations.  Advances under this loan arrangement during 2008 totaled $17,026 and the total accumulated advances were $441,853 as of December 31, 2008 which are in the form of convertible debt.  The holders may convert any part of the principal of the debt and any accrued interest into Octus common shares at a conversion price of $0.10 per share.  The total interest payable on convertible debt as of December 31, 2008 was $43,542.

A former officer and director paid certain expenses on behalf of Octus for periods prior to 2007.  As of December 31, 2008, amounts accrued and unpaid to this individual totaled $3,169 and are included in accounts payable - related parties.

Note 4 – Equity

Preferred Stock

Octus has authorized a total of 2,000,000 shares of $0.001 par value preferred stock.  Of the Series A Preferred Stock, 300,000 shares are authorized and of the Series B Preferred Stock, 910,000 shares are authorized.  The Cumulative Series C Preferred Stock had 250,000 shares authorized.  The Series classification of the remaining authorized preferred shares has not yet been determined and such designation is at the discretion of the board of directors.  There were no Preferred shares outstanding as of December 31, 2008 and 2007.

Compensatory Stock Option Plans

Octus has a stock option plan for option grants to directors, officers, employees and consultants of Octus.  Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2008 and 2007, Octus has reserved a total of 450,000 shares of common stock for exercise under the stock option plan.

As of December 31, 2008 and 2007, there were no options outstanding and there has been no option transactions during the years ended December 31, 2008 and 2007.

Note 5 – Income Taxes

A reconciliation of the tax provision for 2008 and 2007 at statutory rates is comprised of the following components:

	2008	2007

Tax expense (benefit) at statutory rates	$(23,000)	$(19,000)
Book to tax adjustments:
Valuation allowance	23,000	19,000
Tax provision	$-	$-

OCTUS , INC.
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities.  Those items consist of the following as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$5,028,000	$5,005,000
Less valuation allowance	(5,028,000)	(5,005,000)
Net deferred tax asset	$-	$-

Total deferred tax assets and the valuation allowance increased by approximately $23,000 during 2008.

At December 31, 2008, Octus has tax loss carry forwards approximating $14,152,000 that expire at various dates from 2008 through 2027.  At this time, Octus is unable to determine if it will be able to benefit from its deferred tax asset.  There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any.  In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset.

Note 6 – Subsequent Events

On February 24, 2009, Octus entered into employment agreements with Christian J. Soderquist and George M. Ecker pursuant to which Mr. Soderquist will serve as Chief Executive Officer of Octus and Mr. Ecker will serve as Chief Financial Officer of Octus. Mr. Soderquist and Mr. Ecker were also appointed directors of Octus. Concurrently Octus executed restricted stock purchase agreements dated February 24, 2009, with each of Mr. Soderquist and Mr. Ecker.

Mr. Ecker and Mr. Soderquist have indicated that they intend for Octus to seek to establish itself as a leader in the alternative energy creation and conservation industries, and that Octus intends to seek to license, acquire and commercialize industry-leading energy-efficiency solutions, in addition to pursuing the creation and management of energy creation and conservation projects, with a focus on deploying and capitalizing market-ready solutions that produce both short-term and sustainable economic and environmental benefits.

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Pursuant to the employment agreement, Octus has agreed to pay Mr. Soderquist and Mr. Ecker a base annual salary of $180,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”). The officers have agreed for an interim period to defer some or all of their base salaries based on the outstanding achievements of one or more of the milestones described below and Octus’s ability to pay salaries. Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by Octus’ Compensation Committee or Board of Directors.  The agreements provide that Octus will issue to each person 15,000,000 shares of common stock for services rendered and contributed to Octus.

Under the terms of the restricted stock purchase agreements, a portion of the shares is subject to repurchase by Octus if certain milestones are not achieved before the first anniversary of the date of the purchase agreements.  For each of the following events that are not achieved before the first anniversary of the date of the purchase agreements, 25% of the shares are subject to repurchase by Octus at the original purchase price per share.  If all four milestones are achieved, then all repurchase rights of Octus will lapse.  The milestone events are:  completion of sale of equity securities of Octus with proceeds to Octus of $100,000 or more; execution by Octus of a license agreement or purchase contract with at least two third-party persons or entities to acquire or license technologies and/or products related to Octus’s intended business; receipt of revenues from the sale by Octus of products licensed or owned by Octus; and execution by Octus of a renewable energy and/or energy efficiency project contract.  In the event of a change in control of Octus, defined in the agreement to include events such as a merger or sale of assets transaction which results in more than a 50% change of ownership of Octus, all restrictions lapse and the shares will become fully vested.

There were approximately 43,437,000 shares of common stock outstanding after the issuance of the shares in accordance with the purchase agreements, and therefore the 30,000,000 shares issued pursuant to the purchase agreements represent approximately 69% of the outstanding shares of Octus. A change in control of Octus occurred by virtue of the issuance of shares to Mr. Ecker and Mr. Soderquist and their appointment as directors and officers of Octus.

OCTUS , INC.
Notes to Consolidated Financial Statements

Each employment agreement provides that if the employment of the officer is terminated by Octus without cause (as defined in the employment agreement) or by the officer for good reason (as defined in the employment agreement) or upon her death, the officer (or his estate) is entitled to receive in cash payment an amount equal to all previously accrued but unpaid compensation (including accrued but unused vacation leave) as of the date of such termination, and a lump sum payment equal to the amount of the Base Salary that the officer would have earned if the officer had remained employed with Octus during the remaining portion of the then-current term.

Effective March 31, 2009, a convertible promissory note with a principal balance of $306,456 held by Grupo Dynastia SA was sold to another related party.  The terms were modified such that the principle and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense accrued under borrowings from this related party during 2008 was $34,999.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures; Management’s Annual Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective, with the exceptions noted below.

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), is included in this Annual Report on Form 10-K.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless the Company specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act of the Exchange Act.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework."

The Securities and Exchange Commission defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following weaknesses in the Company’s internal control over financial reporting as of December 31, 2008:

The Company is in the process of establishing adequate, formal policies and procedures designed to provide adequate internal control over the financial reporting process.  This includes the review of procedures performed by management beyond the initial preparer calculations and estimates and also a formal control design structure for the review of external financial data. At December 31, 2008 Octus did not have these procedures established and further did not have a full-time Principal Financial Officer.  On February 24, 2009 the Company hired a full-time Chief Financial Officer to implement and oversee internal controls over financial reporting.  The Company’s Principal Executive Officer currently also provides oversight of the procedures necessary to ensure complete, accurate, and timely reporting of the Company’s consolidated results of operations.  The Company has concluded that these deficiencies constituted a material weakness in disclosure controls and procedures as of December 31, 2008, which could result in a material misstatement to its annual or interim consolidated financial statements.

Based on the Company's processes and assessment, as described above, management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting may not be effective and there is reasonable possibility that a material misstatement to the Company’s annual or interim consolidated financial statements could occur and not be prevented or detected by its internal controls in a timely manner.  As indicated above, the Company has retained a full-time chief financial officer and is developing policies and procedures designed to provide adequate internal control over the financial reporting process.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has not been audited by GBH CPAs, PC, the Company’s independent registered public accounting firm. Additionally, this annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

Except as described above, there have been no changes in the Company’s internal controls over financial reporting during the last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each of our executive officers and directors and their current positions with the Company.

As of February 24, 2009, Mr. Christian Soderquist was our President, Chief Executive Officer and Director and George Ecker was our Chief Financial Officer, Secretary, Treasurer and Director. The information set forth below was provided by these individuals:

NAME	POSITION HELD	DIRECTOR SERVICE	AGE
Christian Soderquist	President and Chief Executive Officer; Director	2009	40
George Ecker	Chief Financial Officer; Director	2009	49

Christian Soderquist, 40, has more than 17 years of experience founding, managing, capitalizing and selling companies. From 2004 to 2008 he served as a Director of Sierra Energy Corporation. From 2004 to 2007 he co-founded and was Managing Director of Crescendo, a luxury real estate investment firm that was acquired in 2008 by Abercrombie and Kent.  From 2007 to 2008 he was a business consultant to companies in a variety of industries. He also created and sold a marketing strategy firm that he grew to 130 clients, and founded and directed several software companies.  Previously, Mr. Soderquist managed two business incubators, Technology Development Center and Venture Lab, and served on the board of directors of the Sacramento Entrepreneurship Academy (of which he was president for three years), the Sacramento Area Regional Technology Alliance, and UC Davis Connect.  He earned a BS from Cal Poly, San Luis Obispo, and an MBA from the University of California, Davis.

George Ecker, 49, has over 25 years of entrepreneurial and management experience in international and domestic ventures.  He is presently the President and Director of Nova Mobility Systems, a company specializing in the design and manufacture of rugged handheld mobile computers.  From 2002 until 2006 Mr. Ecker was the President of the Channel Financial Group, a financial services company providing corporate finance consulting as well as strategic services to international private equity managers.  He holds a Bachelor of Science degree in Finance, with honors, from the University of the State of New York.

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

BOARD INDEPENDENCE

Standard of Independence

At this time, the Company is not subject to the requirements of a national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of its directors be independent. In the absence of such requirements, the Company has elected to use the definition established by the NASDAQ independence rule which defines an “independent director” as “a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that the following relationships are considered bars to independence regardless of the board's determination:

Employment by the Company. Employment of the director or a family member by the Company or any parent or subsidiary of the Company at any time thereof during the past three years, other than family members in non-executive officer positions.

$100,000 Compensation. Acceptance by the director or a family member of any compensation from the Company or any parent or subsidiary in excess of $100,000 during any twelve month period within three years of the independence determination.

Auditor Affiliation. A director or a family member of the director, being a partner of the Company's outside auditor or having been a partner or employee of the company's outside auditor who worked on the Company's audit, during the past three years.

Payments to or from an Affiliated Entity. A director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than (i) payments arising solely from investments in the Company’s securities or (ii) payments made under non-discretionary charitable contribution matching programs.

Service on Compensation Committee of Another Entity. A director of the Company who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity.

Based on the foregoing definition, the board of directors has determined that we do not have any independent directors.

Standing Committees of the Board

At this time, the Company is a small business issuer whose common stock is authorized for quotation on the OTC Bulletin Board and is not subject to the requirements of a national securities exchange or an inter-dealer quotation system with respect to the establishment and maintenance of any standing committees. In any event, the Company, in February 2008, established a separate standing audit committee, compensation committee and nominating committee.

The only members of our audit committee are Directors Christian Soderquist and George Ecker. The firm is in search of additional qualified candidates. The audit committee performs the following functions: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Company is not a "listed company" under SEC rules and therefore its audit committee is not required to be comprised of only independent directors. The members of the audit committee are not independent directors.  The audit committee does not include an independent director who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board has determined, however, that the members of the audit committee are able to read and understand fundamental financial statements and have substantial business experience that results in the member's financial sophistication. Accordingly, the board believes that the members of the audit committee have the sufficient knowledge and experience necessary to fulfill their duties and obligations required to serve on the audit committee.

The only members of our compensation committee are Directors Christian Soderquist and George Ecker.  This committee has two primary responsibilities: (1) to establish, review and approve CEO compensation and to review and approve other senior executive compensation, and (2) to monitor our management resources, structure, succession planning, development and selection process as well as the performance of key executives. It also oversees our Equity Plan and any other compensation and equity-based plans.

All of our directors serve on our nominating committee.

Compensation of the Board of Directors

Directors are not paid any fees or compensation for services as members of our board of directors or any committee thereof, but are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meeting of the board of directors. We may, in the future, compensate non-employee directors who serve on our board of directors by paying cash compensation and/or the issuance of options under an equity incentive plan.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2008, that none of our executive officers, directors, or greater than 10% stockholders were subject to any applicable filing requirements.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:
  Honest and ethical conduct, including the ethical handling of actual or perceived conflicts of interest between personal and professional relationships;
  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
  Compliance with applicable governmental laws, rules and regulations;
  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
  Accountability for adherence to the code.
In March 2004, we adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that our employees, officers (including executive officers, which include our principal executive officer and principal financial and accounting officer and persons performing similar functions) and directors are asked to uphold. This Code of Ethics covers all of the above-described standards of conduct.

A copy of our Code of Ethics may be requested from the Company, without charge, by contacting the Company’s chief financial officer at the Company’s principal executive offices.  We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K relating to any future amendments to or waivers from any provision of our Code of Ethics that relate to one or more of the items set forth in Item 406(b) of Regulation S-K by describing such amendments and/or waivers on such website, within four business days following the date of a waiver or a substantive amendment; and if we do not make such disclosures on our web site then we intend to make such disclosures on a Form 8-K within the required time periods. Information on our Internet website is not, and shall not be deemed to be a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

There was no compensation required to be report under this Item paid to our executive officers or directors for the fiscal years ended December 31, 2007 or for the year ended December 31, 2008.

Employment Contracts

On February 24, 2009, Octus entered into employment agreements with Christian J. Soderquist and George M. Ecker pursuant to which Mr. Soderquist will serve as Chief Executive Officer of the Company and Mr. Ecker will serve as Chief Financial Officer of the Company. Mr. Soderquist and Mr.Ecker were also appointed directors of the Company. Concurrently the Company executed restricted stock purchase agreements dated February 24, 2009, with each of Mr. Soderquist and Mr. Ecker.

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Pursuant to the employment agreement, Octus has agreed to pay Mr. Soderquist and Mr. Ecker a base annual salary of $180,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”). The officers have agreed for an interim period to defer some or all of their base salaries based on the outstanding achievements of one or more of the milestones described below and the Company’s ability to pay salaries. Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by Octus’ Compensation Committee or Board of Directors.  The agreements provide that the Company will issue to each person 15,000,000 shares of common stock for services rendered and contributed to the Company.

Under the terms of the restricted stock purchase agreements, a portion of the shares is subject to repurchase by the Company if certain milestones are not achieved before the first anniversary of the date of the purchase agreements.  For each of the following events that are not achieved before the first anniversary of the date of the purchase agreements, 25% of the shares are subject to repurchase by the Company at the original purchase price per share.  If all four milestones are achieved, then all repurchase rights of the Company will lapse.  The milestone events are:  completion of sale of equity securities of the Company with proceeds to the Company of $100,000 or more; execution by the Company of a license agreement or purchase contract with at least two third-party persons or entities to acquire or license technologies and/or products related to the Company’s intended business; receipt of revenues from the sale by the Company of products licensed or owned by the Company; and execution by the Company of a renewable energy and/or energy efficiency project contract.  In the event of a change in control of the Company, defined in the agreement to include events such as a merger or sale of assets transaction which results in more than a 50% change of ownership of the Company, all restrictions lapse and the shares will become fully vested.

Each employment agreement provides that if the employment of the officer is terminated by Octus without cause (as defined in the employment agreement) or by the officer for good reason (as defined in the employment agreement) or upon her death, the officer (or his estate) is entitled to receive in cash payment an amount equal to all previously accrued but unpaid compensation (including accrued but unused vacation leave) as of the date of such termination, and a lump sum payment equal to the amount of the Base Salary that the officer would have earned if the officer had remained employed with Octus during the remaining portion of the then-current term.

Stock Options/SAR Grants

We did not grant any stock options to our named executive officer during either fiscal 2008 or 2007. We do not have any outstanding stock appreciation rights.

Long Term Incentive Plans

As of December 31, 2008, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-End

As of the year ended December 31, 2008, Mr David Pere, our sole executive officer and director, held no unexercised options, stock that has not vested, and equity incentive plan awards. Mr. Pere resigned these offices on February 24, 2009, subsequent to the period covered by this report.

Director Compensation

There was no compensation paid to our director for his service as director during the fiscal year ended December 31, 2008. Mr. Pere resigned these offices on February 24, 2009, subsequent to the period covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Voting Stock as of April 10, 2009, by (i) each of our named executive officers and directors; (ii) our named executive officers and directors as a group; and (iii) shareholders known by us to beneficially own more than 5% of any class of our voting securities.  The beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, we believe that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o Octus, Inc., 719 Second Street, Unit 9, Davis, CA  95616.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David S. Pere	610,724 Former Officer and Director*	1.40%

Common Stock	Christian Soderquist	15,000,000 common shares Officer and Director*	34.50%

Common Stock	George Ecker	15,000,000 common shares Officer and Director*	34.50%

Common Stock	All officers and directors as a group	30,610,724 common shares	70.40%
*Mr. Pere resigned these positions on February 24, 2009 and was replaced by Mr. Soderquist and Mr. Ecker on that date; both  subsequent to the period covered by this report.

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

Changes in Control

There are approximately 43,437,000 shares of common stock outstanding, and therefore the 30,000,000 shares issued pursuant to the purchase agreements entered into by Octus and Mr. Soderquist and Mr. Ecker collectively represent approximately 69% of the outstanding shares of the Company. A change in control of the Company therefore occurred by virtue of the issuance of shares to Mr. Ecker and Mr. Soderquist and their appointment as directors and officers of the Company.  Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B outside of these two share issuances.

Equity Compensation Plan Information

We have a stock option plan for option grants to our directors, officers, employees and consultants.  Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2008, we have reserved a total of 450,000 shares of common stock for exercise under the stock option plan.

As of December 31, 2008, there were no options outstanding and there has been no option transactions during the two years ended December 31, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Related Party Transactions

During 2008, a related party advanced additional funds to Octus under an existing loan arrangement.  The purpose of the additional advances was to provide working capital so that Octus could continue operations.  Advances under this loan arrangement during 2008 totaled $17,026 and the total accumulated advances were $193,258 as of December 31, 2008.  The total accumulated interest payable as of December 31, 2008 was $43,542

Effective March 31, 2009, the convertible promissory note with a principal balance of $306,456 held by Grupo Dynastia SA was sold to a related party.  The terms were agreed to be modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share, bears interest at an annual rate of  8% until converted or paid.  Total interest expense accrued under borrowings from this related party during 2008 was $34,999.

A former officer and director paid certain expenses on behalf of Octus for periods prior to 2007.  As of December 31, 2008, amounts accrued and unpaid to this individual totaled $3,169 and are included in accounts payable - related parties.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:
  disclose such transactions in prospectuses where required;
  disclose in any and all filings with the Securities and Exchange Commission, where required;
  obtain disinterested directors consent; and
  obtain shareholder consent where required.
Director Independence

Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal outside auditor is GBH CPAs, PC. Set forth below are the fees and expenses for GBH CPAs, PC for each of the last two years for the following services provided to us:

	2008	2007
Annual Audit Fees	$11,000	$5,000

Audit-Related Fees	-	-

Tax Fees	-	-

Other Fees	-	-

Total Fees	$11,000	$5,000

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services.  In its review of non-audit service fees and its appointment of GBH CPAs, PC as our independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by GBH CPAs, PC, in 2008, were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services by  GBH CPA's, PC  for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2008 and 2007 were $11,000and $5,000, respectively.

Audit Related Fees

There were no other fees billed by GBH CPAs, PC during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

No fees were billed by GBH CPAs, PC during the last two fiscal years for professional services rendered for tax compliance.

All Other Fees

There were no other fees billed by GBH CPAs, PC during the last two fiscal years for products and services provided.

PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	NOTES
3.1	Amended and Restated Articles of Incorporation	(2)
3.2	Certificate of Determination of Preferences of Series C Preferred Stock of Octus, Inc.	(5)
3.3	Amended Bylaws	(3)
3.4	Certificate of Amendment to Articles of Incorporation	(7)
10.8	Amended and Restated 1992 Key Executive Stock Purchase Plan	(1)
10.16	Form of Indemnification Agreements entered into by and between Octus, Inc. and its officers and directors	(1)
10.17	401(k) Plan Document	(1)
10.19	Directors 1993 Stock Option Plan, Form of Stock Option Agreement, Non-Qualified Options, 1993 Directors Stock Option Plan	(2)
10.33	Convertible Promissory Notes dated September 30, 2008 with Sasaima Holdings SA	(8)
10.34	Convertible Promissory Notes dated September 30, 2008 with Grupo Dynastia SA	(8)
10.35	Restricted share Purchase Agreement – C Soderquist
10.36	Restricted Share Purchase Agreement – G Ecker
10.37	Employment Agreement – C Soderquist
10.38	Employment Agreement – G Ecker
10.39	2009 Loan Modification Agreement
14	Code of Ethics	(6)
31.1	Section 302 Certification Annual Report on Form 10-KSB	(8)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
(1)	Incorporated by reference from the Company's Form S-1, as amended, bearing the SEC registration number 33-51862, which was declared effective January 15, 1993.
(2)	Incorporated by reference from the Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1, bearing the SEC registration number 33-51862, which was declared effective January 6, 1995.
(3)	Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 1994 filed with the SEC July 6, 1995.
(4)	Incorporated by reference from the Company's Form 8-K filed with the SEC November 13, 1995.
(5)	Incorporated by reference from the Company's Form 8-K filed with the SEC on August 12, 1996.
(6)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the period ended December 31, 1993.
(7)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2005
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTUS, INC.

Dated: April 15, 2009	By:	/s/ Christian J. Soderquist
Christian J. Soderquist President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christian J. Soderquist	President Chief Executive Officer, Chairman	April 15, 2009
Christian J. Soderquist	(Principal Executive Officer)

/s/ George M. Ecker	Principal Financial and Accounting Officer,	April 15, 2009
George M. Ecker	Director