Form 10-Q
period 2009-03-31
OCTUS INC
filed 2009-05-15
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORTHE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to____________

Commission File Number: 0-21092

OCTuS, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

719 Second Street Suite 9, Davis, California 95616
(Address of principal executive offices)

(530) 564-0200
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

As of May 11, 2009, the registrant had 43,437,072 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS

Deposits	$675	$-
TOTAL ASSETS	$675	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$39,358	$32,151
Accounts payable - related parties	5,123	3,169
Accrued interest - related parties	13,582	43,542
Convertible notes - related parties, current	35,000	441,853
Total current liabilities	58,063	520,715

LONG TERM LIABILITIES
Convertible notes - related parties	445,539	-
Total long-term liabilities	445,539	-

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized
43,437,072 and 13,437,072 shares issued and outstanding, respectively	43,437	13,437
Additional paid-in capital	23,097,471	22,857,472
Accumulated deficit	(23,678,835)	(23,391,624)
Total stockholders' deficit	(537,927)	(520,715)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$675	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	March 31, 2009	March 31, 2008

Revenues	$-	$-

General and administrative expenses	278,485	8,116

Loss from operations	(278,485)	(8,116)

Interest expense	(8,726)	(8,525)

Net loss	$(287,211)	$(16,641)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding – basic and diluted	25,103,739	13,437,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008

OPERATING ACTIVITIES
Net loss	$(287,211)	$(16,641)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation	270,000	-
Change in operating assets and liabilities:
Increase in accounts payable	7,206	468
Increase in accounts payable - related parties	1,954	-
Increase in accrued interest - related parties	8,726	8,525

Net cash provided (used) in operating activities	675	(7,648)

INVESTING ACTIVITIES
Deposits	(675)	-

Net cash used by financing activities	(675)	-

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	-	7,648

Net cash provided by financing activities	-	7,648

Net change in cash	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest into convertible note payable - related party	$38,686	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of OCTuS, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included thereto for the fiscal year ended December 31, 2008 for OCTuS, Inc. on Form 10K, as filed with the Securities and Exchange Commission.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.

Organization

OCTuS, Inc. (“OCTuS”) was formed as a California corporation in 1983.  On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada.  In December 2003, the change was completed and OCTuS became a Nevada corporation.  Currently, OCTuS intends to become a leading renewable energy efficiency company that brings innovative energy efficiency and renewable energy solutions to the commercial and public sector markets.  OCTuS intends to pursue and enter into renewable energy efficiency projects involving the ownership or management of energy systems, and energy efficiency products that OCTuS may acquire, license or distribute.

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

Loss Per Share

Basic loss per common share (“EPS”) calculations were determined by dividing net loss by the weighted average number of shares of common stock outstanding during the years.  Diluted loss per common share calculations were determined by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the three months ending March 31, 2009 common stock equivalents were not included in the calculation, as their effect would be anti-dilutive.

Stock-Based Compensation

OCTuS provides compensation costs for our stock option plans based on estimated fair values. OCTuS estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has a working capital deficit of $57,388, a stockholders’ deficit of $537,927 and an accumulated deficit of $23,678,835 as of March 31, 2009.  In addition, OCTuS has generated recurring losses of $287,211 and $16,641 during the three months ending March 31, 2009 and 2008, respectively, and currently has no revenue generating operations.

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

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Pursuant to the employment agreement, Octus will pay Mr. Soderquist and Mr. Ecker a base annual salary of $180,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”). The officers have agreed for an interim period to defer some or all of their base salaries based on the outstanding achievements of one or more of the milestones described below and OCTuS’s ability to pay salaries. Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by Octus’ Compensation Committee or Board of Directors.  OCTuS issued to each person 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation for the three months ended March 31, 2009.

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

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

There were 43,437,072 shares of common stock outstanding after the issuance of the shares in accordance with the purchase agreements.  The 30,000,000 shares issued pursuant to the purchase agreements represent 69% of the outstanding shares of OCTuS.

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

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to another related party who already held a promissory note in the amount of $113,747.  The terms were modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense under borrowings from this related party during the three months ending March 31, 2009 was $8,726.

 Note 4 – Subsequent Events

During April 2009, two of our Officers and Directors, Christian J. Soderquist and George M. Ecker, each loaned OCTuS $5,000 to provide short-term working capital.

On May 5, 2009, OCTuS entered into an employment agreement with John Argo pursuant to which Mr. Argo will serve as Director, Energy Projects & Finance of OCTuS. Concurrently OCTuS signed a stock purchase agreement with Mr. Argo. The employment agreement has a term of three years, through April 30, 2012, with a base annual salary of $120,000.   OCTuS also issued Mr. Argo 250,000 shares of common stock, valued at $12,500, as additional compensation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report for the year ended December 31, 2008 filed on Form 10-K.

General

We are actively seeking business opportunities involving alternative energy technologies and infrastructure projects, which may include acquisition or licensing of technologies or becoming involved with the construction and management of various types of energy projects. We intend to recruit management, advisors and affiliates with sufficient experience needed to review and qualify such technologies and projects for our involvement.  Although we are seeking such opportunities, we may not consummate any such transaction, and even if we complete a transaction it is possible that we would not generate sufficient revenues to sustain our operations.

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

We did not realize any revenues during either the three months ended March 31, 2009 or the three months ended March 31, 2008.

During the three months ended March 31, 2009, we reported a net loss of $287,211, or $0.01 per share, compared to a net loss of $16,641, or $0.00 per share, for the three months ended March 31, 2008. We expect to incur losses until such time that we begin generating revenue from operations.

During the three months ended March 31, 2009, our general and administrative expenses were $278,485, as compared to $8,116 for the three months ended March 31, 2008. The increase was primarily due to the $270,000 of share-based compensation recorded during the three months ended March 31, 2009, as compared to $0 for the three months ended March 31, 2008. The other general and administrative expenses consisted mostly of professional fees incurred to prepare our financial statements and submit regulatory filings required to maintain our status as a public company.

Interest expense for the three months ended March 31, 2009 was $8,726 compared to $8,525 incurred for the three months ended March 31, 2008. This was primarily due to the increase in our debt balance for the comparative periods.

As of March 31, 2009, we had significant tax credits and research carry-forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry-forwards, expiring through 2027. Because of a substantial change in our ownership resulting from the 30,000,000 shares issued in February 2009, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our change in ownership.

Liquidity and Capital Resources

For the three months ended March 31, 2009, we incurred a net loss of $287,211 which includes $270,000 of share-based compensation expense. Cash on hand as of March 31, 2009 was $0. Our total assets were $675 as of March 31, 2009 for a lease deposit made during the quarter. Our current liabilities were $58,063 as of March 31, 2009, including $39,358 in accounts payable and $18,705 in accounts payable and accrued interest due to related parties. We also had $480,539 in long term debt to a related party.

Currently, we have no cash and are not able to pay our day to day expenses; however, we anticipate that a related party that has lent us funds will continue to do so until we are able to commence generating revenue; otherwise we may have to cease operations.  Although we have actively been pursuing new investments or other business operations, we cannot give assurance that we will enter into any new investment or agreement to acquire such operations, or that the terms of any agreements relating to financing or commercial activities will be on terms favorable to us.  In April 2009, our Officers and Directors loaned us a total of $10,000 to continue operations. We cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that our Officers and Directors or others will continue to fund us. Should we be unable to obtain revenues or raise additional capital, we could be forced to cease business activities altogether.

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

Since we have no cash as of March 31, 2009, management believes that without an influx of significant new funds, we will not be able to sustain our operations for the next twelve months. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that anyone will continue to fund us. Should we be unable to obtain additional funds, we could be forced to cease business activities altogether.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the SEC on April 15, 2009 and strongly encourage you to review. There have been no material changes from the risk factors disclosed in that section of our Form 10-K.

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

OCTuS, Inc., a Nevada corporation

May 15, 2009	By:	/s/ Christian Soderquist
Christian Soderquist Chief Executive Officer and a Director