Form 10-K/A
period 2008-12-31
OCTUS INC
filed 2009-07-24
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

INTRODUCTORY NOTE

This Amendment No.1 to Annual Report on Form 10-K (“Amendment No.1”) amends the Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2008, previously filed by Octus, Inc. (the “Company”).  Only the items that are amended are set forth below, and those items are amended and restated in their entirety as set forth below.  All other information in the Form 10-K remains unchanged and has not been repeated in this Amendment No.1.  Accordingly, this Amendment No.1 should be read in conjunction with the Form 10-K.

PART II

 ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures; Management’s Annual Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Commission and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, notwithstanding that the Company’s financial statements and notes thereto are prepared and reviewed by management and that the Company’s chief financial officer reviewed each transaction during 2008 that had an effect on the Company’s financial statements included in the Form 10-K, (2) the absence of personnel, as of December 31, 2008, with requisite expertise in the functional areas of finance and accounting, including the lack of a full-time chief financial officer or any other in-house accounting personnel to do routine record keeping, and (3) the absence of a functioning audit committee or outside directors on the Company’s board of directors.  Throughout 2008 and as of December 31, 2008, the Company was a shell company (as defined in Rule 12b-2 under the Exchange Act), had no or minimal amounts of cash, had no employees, had no outside directors, and did not engage in active business activities.  To address the weaknesses identified above, management reviewed and performed an analysis of every transaction for the 2008 year that had an impact on the Company’s financial statements included in the Form 10-K.  Accordingly, notwithstanding the existence of the material weaknesses described in this Item, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presents in accordance with U.S. generally accepted accounting principles.  The Company also intends to address the weaknesses identified above by adding more formalized accounting, internal control and disclosure procedures, by hiring additional personnel resources when the Company’s operations and financial position permit it to do so, by continuing to have the chief financial officer review all significant transactions affecting the Company’s financial statements, and by considering the appointment of outside directors and audit committee members in the future where appropriate.

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

Management’s assessment identified the following deficiencies, which management has concluded constituted a material weakness, in the Company’s internal control over financial reporting as of December 31, 2008:

•
Although the financial statements and footnotes are prepared and reviewed by our management and management reviewed each transaction during 2008 that had an effect on the Company’s financial statements, we do not have systematic procedures to review significant accounting transactions and the accounting treatment of such transactions.

•
The Company did not have personnel, as of December 31, 2008, with requisite expertise in the functional areas of finance and accounting, including the lack of a full-time chief financial officer or any other in-house accounting personnel to do routine record keeping.  This resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

•	The Company did not have an audit committee with a financial expert or outside directors on the Company’s board of directors.

The Company has concluded that these deficiencies constituted a material weakness in disclosure controls and procedures as of December 31, 2008, which could result in a material misstatement to its annual or interim consolidated financial statements. Based on the Company's processes and assessment, as described above, management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting were not effective and there is reasonable possibility that a material misstatement to the Company’s annual or interim consolidated financial statements could occur and not be prevented or detected by its internal controls in a timely manner.

Throughout 2008 and as of December 31, 2008, the Company was a shell company (as defined in Rule 12b-2 under the Exchange Act).   The Company is making efforts to mitigate the weaknesses identified above to the extent possible.  To address the weaknesses identified above, management reviewed and performed an analysis of every transaction for the 2008 year that had an impact on the Company’s financial statements included in the Form 10-K.  The Company also intends to address the weaknesses identified above by adding more formalized accounting, internal control and disclosure procedures that includes the participation of the Company’s management and corporate legal counsel, by hiring additional personnel resources when the Company’s operations and financial position permit it to do so, by continuing to have the chief financial officer review all significant transactions affecting the Company’s financial statements, and by considering the appointment of outside directors and audit committee members in the future where appropriate.

The Company is also in the process of establishing systematic policies and procedures designed to provide adequate internal control over the financial reporting process.  This includes the review of procedures performed by management beyond the initial preparer calculations and estimates and also a formal control design structure for the review of external financial data.  On February 24, 2009, the Company hired a full-time Chief Financial Officer to implement and oversee internal controls over financial reporting.

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

Changes in Internal Controls

Except as described above, there have been no changes in the Company’s internal controls over financial reporting during the last fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTUS, INC.

Dated: July 23, 2009	By:	/s/ Christian J. Soderquist
Christian J. Soderquist President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christian J. Soderquist	President Chief Executive Officer, Chairman	July 23, 2009
Christian J. Soderquist	(Principal Executive Officer)

/s/ George M. Ecker	Principal Financial and Accounting Officer,	July 23, 2009
George M. Ecker	Director