Form 10-Q/A
period 2009-03-31
OCTUS INC
filed 2009-07-24
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

 INTRODUCTORY NOTE

This Amendment No.1 to Quarterly Report on Form 10-Q (“Amendment No.1”) amends the Quarterly Report on Form 10-Q (the “Form 10-Q”) for the three months ended March 31, 2009, previously filed by Octus, Inc. (the “Company”).  Only the items that are amended are set forth below, and those items are amended and restated in their entirety as set forth below.  All other information in the Form 10-Q remains unchanged and has not been repeated in this Amendment No.1.  Accordingly, this Amendment No.1 should be read in conjunction with the Form 10-Q.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that as of March 31, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, notwithstanding that the Company’s financial statements and notes thereto are prepared and reviewed by management and that the Company’s chief financial officer reviewed each transaction during the periods covered by the report that had an effect on the Company’s financial statements included in the Form 10-Q, (2) the absence of personnel, other than the chief financial officer, with requisite expertise in the functional areas of finance and accounting, and (3) the absence of a functioning audit committee or outside directors on the Company’s board of directors.

Throughout the period covered by the report, the Company was a shell company (as defined in Rule 12b-2 under the Exchange Act), had no or minimal amounts of cash, did not have any employees other than the new chief executive officer and chief financial officer appointed in February 2009, and did not engage in active business activities.  To address the weaknesses identified above, management reviewed and performed an analysis of every transaction for the period covered by the report that had an impact on the Company’s financial statements included in the Form 10-Q.  Accordingly, notwithstanding the existence of the material weaknesses described in this Item, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presents in accordance with U.S. generally accepted accounting principles.  The Company also intends to address the weaknesses identified above by adding more formalized accounting, control and disclosure procedures, by hiring additional personnel resources when the Company’s operations and financial position permit it to do so, by continuing to have the chief financial officer review all significant transactions affecting the Company’s financial statements, and by considering the appointment of outside directors and audit committee members in the future where appropriate.  In addition, on February 24, 2009, the Company hired a new chief executive officer and a full-time chief financial officer to help implement and oversee internal controls over financial reporting.

Changes in internal controls.

On February 24, 2009, we hired a full-time chief financial officer to implement and oversee internal controls over financial reporting.  There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTuS, Inc., a Nevada corporation

July 23, 2009	By:	/s/ Christian Soderquist
Christian Soderquist Chief Executive Officer and a Director

5