Form 10-Q
period 2009-06-30
OCTUS INC
filed 2009-08-14
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to____________

Commission File Number: 0-21092

OCTuS, Inc.
(Exact name of registrant as specified in its charter)
Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

803 Second Street Suite 303, Davis, California 95616
(Address of principal executive offices)

(530) 564-0200
(Issuer’s Telephone Number)

719 Second Street, Suite 9
Davis, CA 95616
(Former name, former Address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒  Yes  ☐ No

As of August 11, 2009, the registrant had 43,687,072 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash	$97,818	-
Total current assets	97,818	-

OTHER ASSETS
Deposits	1,175	-
TOTAL ASSETS	$98,994	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$179,602	$32,151
Accounts payable and accrued liabilities - related parties	22,073	43,711
Notes payable	5,000	-
Notes payable - related parties	10,000	-
Convertible notes, current portion	57,500	441,853
Total current liabilities	274,175	520,715

LONG TERM LIABILITIES
Convertible notes, net of unamortized discount of $99,758 and $0, respectively	423,281	-
Total long-term liabilities	423,281	-

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized
43,687,072 and 13,437,072 shares issued and outstanding, respectively	43,687	13,437
Additional paid-in capital	23,209,722	22,857,472
Accumulated deficit	(23,851,871)	(23,391,624)
Total stockholders' deficit	(598,462)	(520,715)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$98,994	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

General and administrative expenses	169,981	14,223	448,466	23,339

Loss from operations	(169,981)	(14,223)	(448,466)	(23,339)

Interest expense	(3,055)	(8,750)	(11,781)	(77,275)

Net loss	$(173,036)	$(22,973)	$(460,247)	$(39,614)

Per share information - basic and diluted

Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	43,612,072	13,437,072	34,573,812	13,437,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

OPERATING ACTIVITIES
Net loss	$(460,247)	$(39,614)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation	282,500	-
Note discount amortization	242	-
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	147,450	10,213
Increase in accounts payable and accrued liabilities - related parties	14,049	17,276

Net cash used in operating activities	(16,006)	(12,125)

INVESTING ACTIVITIES
Deposits paid	(1,175)	-

Net cash used by financing activities	(1,175)	-

FINANCING ACTIVITIES
Proceeds from convertible notes payable	100,000	-
Proceeds from notes payable	5,000	-
Proceeds from notes payable - related parties	10,000	12,125

Net cash provided by financing activities	115,000	12,125

Net change in cash	97,819	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$97,819	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest into convertible note payable - related party	$38,686	$-
Debt discount from warrants issued with convertible debt	$100,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of OCTuS, Inc. (“Octus” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included thereto for the fiscal year ended December 31, 2008 for OCTuS, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management~~,~~ are necessary for a fair presentation of the results for the periods shown.

Organization

OCTuS was formed as a California corporation in 1983.  On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada.  In December 2003, the change was completed and OCTuS became a Nevada corporation.   OCTuS is a smart energy management company developing, marketing and selling energy-efficient lighting and cooling solutions that enable public sector and private organizations to reduce their energy expenses. The company has developed OctusSEP (Smart Energy Platform), a turnkey energy savings and demand response management program for the energy management market in the United States.

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

Loss Per Share

Basic loss per common share (“EPS”) calculations were determined by dividing net loss by the weighted average number of shares of common stock outstanding during the years.  Diluted loss per common share calculations were determined by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the three and six months ending June 30, 2009 common stock equivalents were not included in the calculation, as their effect would be anti-dilutive.

Share-Based Compensation

OCTuS provides compensation costs for our stock option plans based on estimated fair values. OCTuS estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has a working capital deficit of $176,138, a stockholders’ deficit of $598,462 and an accumulated deficit of $23,851,871 as of June 30, 2009.  In addition, OCTuS has generated net losses of $460,247 and $39,614 during the six months ending June 30, 2009 and 2008, respectively, and currently has no revenue-generating operations.

We are actively seeking technologies and business opportunities in the smart energy sector, which may include the licensing, acquisition or development of smart energy and energy efficiency products or technologies as part of the OctusSEP (Smart Energy Platform).  We anticipate the need for additional debt or equity financing, and if OCTuS raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.  However, OCTuS has no commitment from any party to provide additional capital, and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to OCTuS.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of OCTuS to continue as a going concern.

Note 3 – Related Party Transactions

On February 24, 2009, OCTuS entered into employment agreements with Christian J. Soderquist and George M. Ecker pursuant to which Mr. Soderquist will serve as Chief Executive Officer of OCTuS and Mr. Ecker will serve as Chief Financial Officer of OCTuS. Mr. Soderquist and Mr. Ecker were also appointed directors of OCTuS. Concurrently, OCTuS executed restricted stock purchase agreements dated February 24, 2009, with each of Mr. Soderquist and Mr. Ecker.

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Pursuant to the employment agreement, Octus will pay Mr. Soderquist and Mr. Ecker a base annual salary of $180,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”). The officers have agreed for an interim period to defer receipt of payment of some or all of their base salaries based on the outstanding achievements of one or more of the milestones described below and OCTuS’s ability to pay salaries. Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by Octus’ Compensation Committee or Board of Directors.  OCTuS issued to each person 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation during the six months ended June 30, 2009.

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

There were 43,437,072 shares of common stock outstanding after the issuance of the shares in accordance with the purchase agreements.  The 30,000,000 shares issued pursuant to the purchase agreements represented approximately 69% of the then outstanding shares of OCTuS.

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

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Notes Payable

During April 2009, a third party loaned OCTuS $5,000 to provide short-term working capital.  This loan bears interest at 10% and is due upon demand.

Note 5 – Notes Payable - Related Parties

During April 2009, two of our officers and directors, Christian J. Soderquist and George M. Ecker, each loaned OCTuS $5,000 to provide short-term working capital.  These loans bear interest at 10% and are due upon demand.

Note 6 – Convertible Notes Payable

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to another party who already held a promissory note in the amount of $113,747.  The terms were modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense under borrowings from this party during the six months ending June 30, 2009 was $10,989.  The current portion of this note is $57,500 at June 30, 2009.

On June 22, 2009, OCTuS issued a convertible secured promissory note (the “Note”) with a principal amount of $100,000 to an investor.  The note bears interest at a rate of 10% per annum and is due on June 21, 2011.  Accrued interest is paid semi-annually, with the first payment due six months after the date the Note is issued.  At the Company’s option, the Company may make any interest payment either in cash or by delivery of a number of shares of Common Stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the Common Stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the Common Stock is then traded), for the ten trading days ending three days before the date that such payment is due.  The Company granted to the holder of the note a security interest of all assets of the Company, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The Note may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.15 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the Note, OCTuS issued a warrant to the note holder to purchase 350,000 shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrant is 180 days. The relative fair value of the warrant is $40,643.  The intrinsic value of the conversion feature totaled $59,357 resulting in a discount of $100,000 to the note payable. The discount will be amortized over the life of the note. The details are as follows:

Face value of note payable	$100,000
Less: discount related to warrants	(40,643)
discount related to conversion feature	(59,357)
Add: amortization of debt discount	242
Carrying value of note at June 30, 2009	$242

Note 8 – Equity Transaction

On February 24, 2009, OCTuS issued the CFO and CEO each 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation during the six months ended June 30, 2009.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On May 5, 2009, OCTuS entered into an employment agreement with John Argo pursuant to which Mr. Argo will serve as Director, Energy Projects & Finance of OCTuS. The employment agreement has a term of three years, through April 30, 2012, with a base annual salary of $120,000. Concurrently, OCTuS signed a stock purchase agreement with Mr. Argo whereby Mr. Argo was issued 250,000 shares of common stock, valued at $12,500, and recorded as share-based compensation.

Warrant activity during six months ended June 30, 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at beginning of year	-	$-	-
Granted	350,000	0.01	0.5
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at end of the period	350,000	$0.01	0.5

OCTuS estimates the fair value of each warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2009 as follows:

June 30, 2009
Dividend yield	0.00%
Expected volatility	424.81%
Risk free interest	2.75%
Expected lives	0.5 years

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and except as required by law we assume no obligation to update any such forward-looking statements.

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

General

We are actively seeking technologies and business opportunities in the smart energy sector, which may include the licensing, acquisition or development of smart energy and energy efficiency products or technologies as part of the OctusSEP (Smart Energy Platform).  We intend to recruit management, advisors and affiliates with sufficient experience needed to review and qualify such technologies and business opportunities for our involvement.  Although we are seeking such opportunities, we may not consummate any such transaction, and even if we complete a transaction it is possible that we would not generate sufficient revenue to sustain our operations. We anticipate the need for additional debt or equity financing, and if the Company raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.

On April 2, 2009, we announced the formation of the Octus Advisory Group, composed of leading professionals in the renewable energy, energy efficiency, and financial industries. On May 21, 2009, we announced the launch of EECBG: $1-to-$3, a program to help cities and counties maximize the immediate benefit of Energy Efficiency and Conservation Block Grant (EECBG) funding provided through the American Recovery and Reinvestment Act (ARRA) of 2009. On June 2, 2009, we announced the OctusSEP (Smart Energy Platform), a turnkey energy savings and demand response management system. Octus intends to bring OctusSEP to market through the retrofit of buildings with a full suite of energy-efficient technologies and the provision of ongoing energy management services. On June 16, 2009, we announced that the Company has joined the California Lighting Technology Center’s (CLTC) California Smart Lighting Initiative. The Initiative was conceived by CLTC in association with industry partners, the University of California, California utilities, and the California Energy Commission with an aim to reduce maintenance, energy and operational costs for exterior lighting applications by 50% or more. On June 25, 2009, we announced the creation of the Octus Smart Energy Alliance. The alliance enables Octus and its partners to collaboratively deploy energy efficiency and demand response solutions, leveraging the Octus Smart Energy Platform (OctusSEP), to generate immediate energy savings for commercial, industrial and public sector organizations.

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

We did not realize any revenues during either the three months ended June 30, 2009 or the three months ended June 30, 2008.

During the three months ended June 30, 2009, we reported a net loss of $173,036, or $0.00 per share, compared to a net loss of $22,973, or $0.00 per share, for the three months ended June 30, 2008. We expect to incur losses at least until such time as we begin generating revenue from operations.

During the three months ended June 30, 2009, our general and administrative expenses were $169,981, as compared to $14,223 for the three months ended June 30, 2008. The increase of $155,758 was primarily due to accrued officer’s salaries of $139,069 and $12,500 of share-based compensation recorded during the three months ended June 30, 2009, as compared to $0 for the three months ended June 30, 2008.  The other general and administrative expenses consisted primarily of professional fees incurred to prepare our financial statements and submit regulatory filings required to maintain our status as a public company

Interest expense for the three months ended June 30, 2009 was $3,055 compared to $8,750 incurred for the three months ended June 30, 2008. The decrease of $5,695 was primarily due to a higher debt balance during the 2008 period and the transfer and refinancing of our long term debt which resulted in a lower interest rate on the underlying debt during the 2009 period.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

We did not realize any revenues during either the six months ended June 30, 2009 or the six months ended June 30, 2008.

During the six months ended June 30, 2009, we reported a net loss of $460,247, or $0.02 per share, compared to a net loss of $39,614, or $0.00 per share, for the six months ended June 30, 2008. We expect to incur losses until such time that we begin generating revenue from operations.

During the six months ended June 30, 2009, our general and administrative expenses were $448,466, as compared to $23,339 for the six months ended June 30, 2008. The increase of $425,127 was primarily due to $282,500 of share-based compensation recorded during the six months ended June 30, 2009, as compared to $0 for the six months ended June 30, 2008 and $139,069 relating to the accrual of deferred officers salaries during the six months ended June 30, 2009 compared to $0 for the six months ended June 30, 2008. The other general and administrative expenses consisted primarily of professional fees incurred to prepare our financial statements and submit regulatory filings required to maintain our status as a public company.

Interest expense for the six months ended June 30, 2009 was $11,781 compared to $77,275 incurred for the six months ended June 30, 2008. The decrease of $65,494 was primarily due to a higher debt balance during the 2008 period and the transfer and refinancing of our long term debt which resulted in a lower interest rate on the underlying debt.

As of June 30, 2009, we had significant tax credits and research carry-forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry-forwards, expiring through 2027. Because of a substantial change in our ownership resulting from the 30,000,000 shares issued in February 2009, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our change in ownership.

Liquidity and Capital Resources

For the six months ended June 30, 2009, we incurred a net loss of $460,247 that included $282,500 of share-based compensation expense and $139,069 of accrued salary deferrals. Our total assets were $98,994 as of June 30, 2009, including current assets of $97,818 of cash and $1,175 of other assets. Our current liabilities were $274,175 as of June 30, 2009, including $179,602 in accounts payable and accrued liabilities, $22,073 in accounts payable and accrued liabilities due to related parties $57,500 in current portion of long term debt to related parties, $10,000 of short-term debt to related parties and $5,000 of short-term notes payable. We also had $423,281 in the long-term portion of convertible debt to other third parties.

At June 30, 2009, we had cash and equivalents of $97,818.  Although we have actively been pursuing new investments or other business opportunities, we cannot give assurance that we will enter into any new investment or business transaction, or that the terms of any agreements relating to financing or business activities will be on terms favorable to us.  In April 2009, our officers, directors, and a third party loaned us a total of $15,000 to continue operations, and in June 2009 we issued a convertible secured promissory note with a principal amount of $100,000 to an investor. We cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that our officers and directors or others will continue to fund us. Should we be unable to obtain revenues or raise additional capital, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

Our Plan of Operations for the Next Twelve Months

As of this date, we are actively seeking technologies and business opportunities in the smart energy sector, which may include the licensing, acquisition or development of smart energy and energy efficiency products or technologies as part of the OctusSEP (Smart Energy Platform), or the acquisition of another company. Although we are seeking such opportunities, we may not be able to consummate a transaction that would generate sufficient revenues to sustain our operations. We anticipate the need for additional debt or equity financing.  If we raise additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.

The Company believes that it has sufficient cash on hand as of June 30, 2009 to fund operations at its expected level until approximately the end of the third quarter of 2009, assuming no unforeseen expenses. Management believes that without an influx of significant new funds, we will not be able to sustain our operations beyond approximately the end of the third quarter of 2009. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that anyone will continue to fund us. Should we be unable to obtain additional funds, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that as of June 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, notwithstanding that the Company’s financial statements and notes thereto are prepared and reviewed by management and that the Company’s chief financial officer reviewed each transaction during the periods covered by the report that had an effect on the Company’s financial statements included in the Form 10-Q, (2) the absence of personnel, other than the chief financial officer, with requisite expertise in the functional areas of finance and accounting, and (3) the absence of a functioning audit committee or outside directors on the Company’s board of directors.

Throughout the period covered by the report, the Company was a shell company (as defined in Rule 12b-2 under the Exchange Act), had no or minimal amounts of cash until the receipt of proceeds from issuance of the convertible Note at the end of June 2009, did not have any employees other than the new chief executive officer and chief financial officer appointed in February 2009 and the director of energy projects and finance appointed in May 2009, and did not engage in active business activities.  To address the weaknesses identified above, management reviewed and performed an analysis of every transaction for the period covered by the report that had an impact on the Company’s financial statements included in the Form 10-Q.  Accordingly, notwithstanding the existence of the material weaknesses described in this Item, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presents in accordance with U.S. generally accepted accounting principles.  The Company also intends to address the weaknesses identified above by adding more formalized accounting, control and disclosure procedures, by hiring additional personnel resources when the Company’s operations and financial position permit it to do so, by continuing to have the chief financial officer review all significant transactions affecting the Company’s financial statements, and by considering the appointment of outside directors and audit committee members in the future where appropriate.

Changes in internal controls~~.~~

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008, and strongly encourage you to review the Form 10-K and other reports that we filed with the SEC after the filing of the Form 10-K. There have been no material changes from the risk factors disclosed in that section of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2009, the Company filed a Report on Form 8-K disclosing the issuance of 250,000 shares of common stock pursuant to a restricted stock purchase agreement in connection with the retention of a new employee of the Company, and the disclosure set forth in that Form 8-K is hereby incorporated into this Item by reference.  The issuance of common stock was completed in accordance with the exemption provided by Rule 504 of Regulation D of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, as amended.  The purchaser represented that it was acquiring securities for its own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information14

None.

Item 6.  Exhibits

3.1	Bylaws of the Company.
10.1	Employment Agreement between the Company and John Argo.
10.2	Restricted Stock Purchase Agreement dated May 5, 2009, between the Company and John Argo.
10.3	Convertible Secured Promissory Note dated June 22, 2009, between the Company and Margaret Wong.
10.4	Common Stock Purchase Warrant date June 22, 2009, between the Company and Margaret Wong.
10.5	Note Amendment with the Senior Lender.
10.6	Agreement George Ecker regarding compensation
10.7	Agreement Christian Soderquist regarding compensation
31.	Rule 13a-14(a)/15d-14(a) Certifications.
32.	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTuS, Inc., a Nevada corporation

August 14, 2009	By:	/s/ Christian Soderquist
Christian Soderquist Chief Executive Officer and a Director