Form 10-Q
period 2009-09-30
OCTUS INC
filed 2009-11-23
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

803 Second Street, Suite 303
Davis, CA 95616
(Former name, former Address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒  No

As of November 18, 2009, the registrant had 44,288,072 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash	$9,203	$-
Total current assets	9,203	-

OTHER ASSETS
Deposits	2,275	-
TOTAL ASSETS	$11,478	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$106,505	$32,151
Accounts payable and accrued liabilities - related parties	224,624	43,711
Notes payable	5,000	-
Notes payable - related parties	10,000	-
Convertible notes, current portion	80,000	441,853
Total current liabilities	426,129	520,715

LONG TERM LIABILITIES
Convertible notes, net of unamortized discount of $96,944 and $0, respectively	403,595	-
Total long-term liabilities	403,595	-

TOTAL LIABILITIES	829,724	520,715

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized
43,918,072 and 13,437,072 shares issued and outstanding, respectively	43,918	13,437
Additional paid-in capital	23,280,973	22,857,472
Accumulated deficit	(24,143,137)	(23,391,624)
Total stockholders' deficit	(818,246)	(520,715)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,478	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
Revenues	$-	$-	$-	$-

General and administrative expenses	268,505	8,494	716,971	30,833

Loss from operations	(268,505)	(8,494)	(716,971)	(30,833)

Interest expense	(22,761)	(8,821)	(34,542)	(26,096)

Net loss	$(291,266)	$(17,315)	$(751,513)	$(56,929)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	43,695,803	13,437,072	37,675,493	13,437,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net loss	$(751,513)	$(56,929)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation	353,983	-
Note discount amortization	3,056	-
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	74,353	13,806
Increase in accounts payable and accrued liabilities - related parties	216,599	26,097

Net cash used in operating activities	(103,522)	(17,026)

INVESTING ACTIVITIES
Deposits paid	(2,275)	-

Net cash used by investing activities	(2,275)	-

FINANCING ACTIVITIES
Proceeds from convertible notes payable	100,000	-
Proceeds from notes payable	5,000	-
Proceeds from notes payable - related parties	10,000	17,026

Net cash provided by financing activities	115,000	17,026

Net change in cash	9,203	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$9,203	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest into convertible note payable - related party	$38,686	$-
Debt discount from warrants issued with convertible debt	$100,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of OCTuS, Inc. (“OCTuS”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included thereto for the fiscal year ended December 31, 2008 for OCTuS, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.

Organization

OCTuS is a smart energy management company developing, marketing and selling energy-efficient lighting, cooling and energy management solutions that enable public sector and private organizations to reduce their energy expenses. OCTuS has developed OctusSEP (Smart Energy Platform), a turnkey energy savings and demand response management program for the energy management market in the United States.

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

Loss Per Share

Basic loss per common share (“EPS”) calculations were determined by dividing net loss by the weighted average number of shares of common stock outstanding during the years.  Diluted loss per common share calculations were determined by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the three and nine months ending September 30, 2009 common stock equivalents were not included in the calculation, as their effect would be anti-dilutive.

Share-Based Compensation

OCTuS provides compensation costs for our stock option plans based on estimated fair values. OCTuS estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has a working capital deficit of $416,926, a stockholders’ deficit of $818,246 and an accumulated deficit of $24,143,137 as of September 30, 2009.  In addition, OCTuS has generated net losses of $751,513 and $56,929 during the nine months ending September 30, 2009 and 2008, respectively, and currently has no revenue-generating operations.

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

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Pursuant to the employment agreement, OCTuS will pay Mr. Soderquist and Mr. Ecker a base annual salary of $180,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”).   The officers have agreed for an interim period to defer receipt of payment of some or all of their base salaries based on the outstanding achievements of one or more of the milestones described below and OCTuS’ ability to pay salaries. Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by OCTuS’ Compensation Committee or Board of Directors.  OCTuS issued to each person 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation during the nine months ended September 30, 2009.

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

Each employment agreement provides that if the employment of the officer is terminated by OCTuS without cause (as defined in the employment agreement) or by the officer for good reason (as defined in the employment agreement) or upon his death, the officer (or his estate) is entitled to receive in cash payment an amount equal to all previously accrued but unpaid compensation (including accrued but unused vacation leave) as of the date of such termination, and a lump sum payment equal to the amount of the Base Salary that the officer would have earned if the officer had remained employed with OCTuS during the remaining portion of the then-current term.

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

Note 6 – Convertible Notes Payable

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to another party who already held a promissory note in the amount of $113,747.  The terms were modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense under borrowings from this party during the nine months ending September 30, 2009 was $21,549.  The current portion of this note is $80,000 at September 30, 2009.

On June 22, 2009, OCTuS issued a convertible secured promissory note (the “Note”) with a principal amount of $100,000 to an investor.  The note bears interest at a rate of 10% per annum and is due on June 21, 2011.  Accrued interest is paid semi-annually, with the first payment due six months after the date the Note is issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of Common Stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the Common Stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the Common Stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the note a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The Note may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.15 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the Note, OCTuS issued a warrant to the note holder to purchase 350,000 shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrant is 180 days. The relative fair value of the warrant is $40,643.  The intrinsic value of the conversion feature totaled $59,357 resulting in a discount of $100,000 to the note payable. The discount will be amortized over the life of the note. The details are as follows:

Face value of note payable	$100,000
Less: discount related to warrants	(40,643)
discount related to conversion feature	(59,357)
Add: amortization of debt discount	3,056
Carrying value of note at September 30, 2009	$3,056

Note 8 – Equity Transaction

On February 24, 2009, OCTuS issued the CFO and CEO each 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation during the nine months ended September 30, 2009.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On May 5, 2009, OCTuS entered into an employment agreement with John Argo pursuant to which Mr. Argo will serve as Director, Energy Projects & Finance of OCTuS. The employment agreement has a term of three years, through April 30, 2012, with a base annual salary of $120,000. Concurrently, OCTuS issued 250,000 shares of common stock, valued at $12,500 to Mr. Argo, and recorded as share-based compensation.

Warrant and option activity during the nine months ended September 30, 2009 is as follows:

	Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years)
Outstanding at beginning of year	-	$-	-
Granted	410,000	0.01	0.5
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at end of the period	410,000	$0.01	0.5

On August 17, 2009, OCTuS entered into an employment agreement and granted the employee an option to purchase 30,000 shares of OCTuS’ common stock at $0.39 per share.  The option vests ratably over six months and expires on August 17, 2012. The option had a value of $11,091 on the date of grant.

OCTuS estimates the fair value of each warrant and option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2009 as follows:

September 30, 2009
Dividend yield	0.00%
Expected volatility	191% to 424%
Risk free interest rate	1.54% to 2.75%
Expected lives in years	0.5 to 3

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 40,000 shares under this agreement during the nine months ended September 30, 2009, valued at $10,700 and recorded as share-based compensation.

In July 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $2,000 stipend each month the contract is in force.  OCTuS issued 50,000 shares under this agreement during the quarter ended September 30, 2009, valued at $12,000 and recorded as share-based compensation.

In July 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the quarter ended September 30, 2009, valued at $9,300 and recorded as share-based compensation.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In August 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to pay $3,000 and issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 20,000 shares under this agreement during the quarter ended September 30, 2009, valued at $5,700 and recorded as share-based compensation.

Also in August 2009, OCTuS entered into two six-month consulting agreements and granted each consultant options to purchase 30,000 shares of OCTuS’ common stock, for a total of 60,000 options, at $0.39 and $0.33 per share.  The options vests ratably over six months and expire on August 17, 2012.  Share-based compensation of $3,782 was recorded during the period ended September 30, 2009 for the vesting of these options.  The consultants will also each be paid a monthly stipend of $1,000 per month.

In September 2009, OCTuS entered into a software development contract that required OCTuS to issue 91,000 shares of common stock as part of the developer’s compensation upon execution of the agreement.  The shares were valued at $30,000 and recorded as share-based compensation.

Note 9 – License Agreement

On August 28, 2009, OCTuS entered into an exclusive license agreement with The Regents of the University of California (the “University”) pursuant to which OCTuS acquired exclusive rights under a provisional U.S. patent application and related intellectual property relating to an evaporative cooling technology known as “Wickool.”  The application relates to the passive evaporative cooling of rooftop HVAC units, whereby Wickool repurposes the condensate generated by HVAC equipment to cool incoming air and thereby increase energy efficiency and reduce peak-demand electricity use.  The Wickool system can be used to retrofit presently installed HVAC units in addition to integration in new building construction design and is best suited for large scale, commercial installations. Wickool was developed by the University of California, Davis Western Cooling Efficiency Center, and is being commercially tested by major retailers. The license covers the United States and, to the extent available, foreign rights, exclusively covers all fields of use and includes the right to sublicense, subject to standard University terms applying to sublicenses.

Under the agreement, OCTuS will pay the University a nominal annual minimum cash payment each year until the year following the year of the first sale of a licensed product.  Upon commencement of commercial sales, OCTuS will pay the University the greater of a minimal annual fee or royalties based on net sales of licensed products, licensed services, and other revenue resulting directly from use of the licensed products.  The agreement also provides that OCTuS will pay the University a percentage of any consideration received by OCTuS for the grant of rights under a sublicense from OCTuS.  OCTuS is responsible for reimbursing the University for prior patent costs incurred, which are not material, and subsequent legal fees and patent costs incurred in connection with prosecuting the application and maintaining any patents that may issue from the application.  The agreement includes a number of customary milestone conditions related to OCTuS’ progress in funding support of the product, commencement of manufacturing, and commencement and progress of commercial sales. The agreement also includes several other customary provisions, including representations and warranties of the parties, provisions addressing indemnification of the University by OCTuS, use of names and other intellectual property, litigation and disputes, and insurance requirements, and other customary provisions.

Note 10 – Subsequent Events

On October 1, 2009, OCTuS entered into a one year investment relations contract that calls for OCTuS to issue 350,000 shares of its common stock to the contractor upon execution of the contract.  The shares were valued at $119,000 on the date of execution and recorded as share-based compensation.

On October 15, 2009, OCTuS entered into a three-month consulting contract that calls for OCTuS to issue 20,000 shares of common stock per month as compensation for each month that the contract is in force.

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

General

We are actively seeking technologies and business opportunities in the smart energy sector, which may include the licensing, acquisition or development of smart energy and energy efficiency products or technologies as part of the OctusSEP (Smart Energy Platform).  We intend to recruit management, advisors and affiliates with sufficient experience needed to review and qualify such technologies and business opportunities for our involvement.  Although we are seeking such opportunities, we may not consummate any such transactions beyond what have been consummated to date, and it is possible such transactions would not generate sufficient revenue to sustain our operations. We anticipate the need for additional debt or equity financing, and if the Company raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.

On July 9, 2009 we announced the addition of two energy industry executives to our management team: Tobin J.M. Richardson as Senior Advisor, Energy Markets, and Siva Gunda as Senior Engineer, Smart Energy Solutions. Richardson is Director of the ZigBee Smart Energy Initiative, where he drives adoption of energy efficiency technology in key smart energy markets, and Gunda is the Southern California Edison International Energy Efficiency Fellow with the UC Davis Energy Efficiency Center. On August 20, we announced our affiliation with the California Lighting Technology Center (CLTC) and the Western Cooling Efficiency Center (WCEC) to further development and deployment the Octus Smart Energy Platform. CLTC and WCEC are part of the University of California, Davis Energy Efficiency Center, and are supported by leading companies, utilities and federal and state energy organizations. On September 1, 2009, we announced an exclusive worldwide license with the University of California for Wickool, a passive evaporative cooling technology for commercial rooftop HVAC units. Wickool has been commercially tested by the WCEC at Target Corp. and Wal-Mart stores as a retrofit to rooftop HVAC units. On October 4, 2009, we announced a joint venture with Quantum Energy Solutions to catalyze commercialization of the Octus Smart Energy Platform and to collaboratively pursue smart energy projects. Quantum has managed more than $100 million in energy projects for several hundred clients, including Safeway, Bank of America, Sears, Hewlett-Packard and Chevron. On October 27, 2009, we announced the addition to two energy industry executives to our Advisory Group: Mark Henwood, CEO of Henwood Associates, and Dr. Mark Modera, director of the UC Davis Western Cooling Efficiency Center. On November 2, 2009, we announced the launch of SmartLightSupply.com, an electronic commerce marketplace featuring smart, energy-efficient lighting products for the commercial market.

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

We did not realize any revenues during either the three months ended September 30, 2009 or 2008.

During the three months ended September 30, 2009, we reported a net loss of $291,266, or $0.01 per share, compared to a net loss of $17,315, or $0.00 per share, for the three months ended September 30, 2008. We expect to incur losses at least until such time as we begin generating revenue from operations.

During the three months ended September 30, 2009, our general and administrative expenses were $268,505, as compared to $8,494 for the three months ended September 30, 2008. The increase of $260,011 was primarily due to salaries of $93,272, professional fees of $61,650, share-based compensation of $71,483, license fee of $11,520, consulting fees of $10,000, travel of $8,350 and other expenses of $3,736 recorded during the three months ended September 30, 2009, as compared to $0 for the three months ended September 30, 2008.  The other general and administrative expenses consisted primarily of rent and office supplies.

Interest expense for the three months ended September 30, 2009 was $22,761 compared to $8,821 incurred for the three months ended September 30, 2008. The increase of $13,940 was primarily due to a higher debt balance during the 2009 period.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

We did not realize any revenues during either the nine months ended September 30, 2009 or 2008.

During the nine months ended September 30, 2009, we reported a net loss of $751,513, or $0.02 per share, compared to a net loss of $56,929, or $0.00 per share, for the nine months ended September 30, 2008. We expect to incur losses until such time that we begin generating revenue from operations.

During the nine months ended September 30, 2009, our general and administrative expenses were $716,971, as compared to $30,833 for the nine months ended September 30, 2008. The increase of $686,138 was primarily due to $353,983 of share-based compensation recorded during the nine months ended September 30, 2009, as compared to $0 for the nine months ended September 30, 2008, $245,705 relating to the accrual of deferred officers salaries during the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008, professional fees of $74,048, license fees of $12,520, consulting fees of $10,000 and other expenses of $10,118. The other general and administrative expenses consisted primarily of rent and travel expenses.

Interest expense for the nine months ended September 30, 2009 was $34,542 compared to $26,096 incurred for the nine months ended September 30, 2008. The increase of $8,446 was primarily due to a higher debt balance during the 2009.

As of September 30, 2009, we had significant tax credits and research carry-forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry-forwards, expiring through 2027. Because of a substantial change in our ownership resulting from the 30,000,000 shares issued in February 2009, an annual limitation has been placed on utilization of the loss carry forwards generated prior to our change in ownership.

Liquidity and Capital Resources

For the nine months ended September 30, 2009, we incurred a net loss of $751,513 that included $353,983 of share-based compensation expense and $245,705 of accrued salary deferrals. Our total assets were $11,478 as of September 30, 2009, including current assets of $9,203 of cash and $2,175 of other assets. Our current liabilities were $426,129 as of September 30, 2009, including $106,505 in accounts payable and accrued liabilities, $224,624 in accounts payable and accrued liabilities due to related parties $80,000 in current portion of convertible notes, $10,000 of short-term debt to related parties and $5,000 of short-term notes payable. We also had $403,595 in the long-term portion of convertible debt.

At September 30, 2009, we had cash and equivalents of $9,203.  Although we have actively been pursuing new investments or other business opportunities, we cannot give assurance that we will enter into any new investment or business transaction, or that the terms of any agreements relating to financing or business activities will be on terms favorable to us.  In April 2009, our officers, directors, and a third party loaned us a total of $15,000 to continue operations, and in June 2009 we issued a convertible secured promissory note with a principal amount of $100,000 to an investor. We cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that our officers and directors or others will continue to fund us. Should we be unable to obtain revenues or raise additional capital, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

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

The Company believes that it has sufficient cash on hand as of September 30, 2009 to fund operations at its expected level until approximately the end of 2009 assuming no unforeseen expenses. Management believes that without an influx of significant new funds, we will not be able to sustain our operations beyond approximately the end of 2009. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that anyone will continue to fund us. Should we be unable to obtain additional funds, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that as of September 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, notwithstanding that the Company’s financial statements and notes thereto are prepared and reviewed by management and that the Company’s chief financial officer reviewed each transaction during the periods covered by the report that had an effect on the Company’s financial statements included in the Form 10-Q, (2) the absence of personnel, other than the chief financial officer, with requisite expertise in the functional areas of finance and accounting, and (3) the absence of a functioning audit committee or outside directors on the Company’s board of directors.

Throughout the period covered by the report, the Company had no or minimal amounts of cash until the receipt of proceeds from issuance of the convertible Note at the end of June 2009 and limited active business activities.  To address the weaknesses identified above, management reviewed and performed an analysis of every transaction for the period covered by the report that had an impact on the Company’s financial statements included in the Form 10-Q.  Accordingly, notwithstanding the existence of the material weaknesses described in this Item, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presents in accordance with U.S. generally accepted accounting principles.  The Company also intends to address the weaknesses identified above by adding more formalized accounting, control and disclosure procedures, by hiring additional personnel resources when the Company’s operations and financial position permit it to do so, by continuing to have the chief financial officer review all significant transactions affecting the Company’s financial statements, and by considering the appointment of outside directors and audit committee members in the future where appropriate.

Changes in internal controls~~.~~

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008, and strongly encourage you to review the Form 10-K and other reports that we filed with the SEC after the filing of the Form 10-K.  Except as described below in Part II, Item 5, “Other Information,” which disclosure is incorporated herein by this reference, there have been no material changes from the risk factors disclosed in that section of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 40,000 shares under this agreement during the nine months ended September 30, 2009, valued at $10,700 and recorded as share-based compensation.

In July 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $2.000 stipend each month the contract is in force.  OCTuS issued 50,000 shares under this agreement during the quarter ended September 30, 2009, valued at $12,000 and recorded as share-based compensation.

In July 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the quarter ended September 30, 2009, valued at $9,300 and recorded as share-based compensation.

In August 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to pay $3,000 and issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 20,000 shares under this agreement during the quarter ended September 30, 2009, valued at $5,700 and recorded as share-based compensation.

Also in August 2009, OCTuS entered into two six-month consulting agreements and granted each consultant options to purchase 30,000 shares of OCTuS’ common stock, for a total of 60,000 options, at $0.39 and $0.33 per share.  The options vests ratably over six months and expire on August 17, 2012.  Share-based compensation of $3,782 was recorded during the period ended September 30, 2009 for the vesting of these options.  The consultants will also each be paid a monthly stipend of $1,000 per month.

In September 2009, OCTuS entered into a software development contract that required OCTuS to issue 91,000 shares of common stock as part of the developer’s compensation upon execution of the agreement.  The shares were valued at $30,000 and recorded as share-based compensation.

On October 1, 2009, OCTuS entered into a one year investment relations contract that calls for OCTuS to issue 350,000 shares of its common stock to the contractor upon execution of the contract.  The shares were valued at $119,000 on the date of execution and recorded as share-based compensation.

On October 15, 2009, OCTuS entered into a three-month consulting contract that calls for OCTuS to issue 20,000 shares of common stock per month as compensation for each month that the contract is in force.

All of the above issuances were made without any public solicitation, to a limited number of employees, consultants and shareholders and were acquired for investment purposes only.  The securities were issued in reliance on the private placement exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

Certain Matters Relating to the Company’s 2003 Reincorporation Transaction

In connection with a review of previous corporate transactions, the Company recently became aware of administrative errors related to the Company's change of domicile from California to Nevada at the end of 2003.  At the time of all of the events described below, the Company was a shell company with no cash (or nominal cash), no business and a small amount of liabilities consisting primarily of accrued obligations and notes to a related party.  Further, the majority shareholder, and the person who was the president of Octus California at the time of the events described below, have affirmed in writing to the Company that their vote, support and intention was to enact the events.

As reflected in previous filings by the Company with the Securities and Exchange Commission (the “Commission”), in December 2001, Octus, which was then incorporated in California (sometimes referred to as “Octus California”), distributed a proxy statement to its shareholders in connection with its annual meeting of stockholders to be held on December 29, 2001 (the “2001 Meeting”), soliciting approval for a proposal to change the state of incorporation of Octus from California to Nevada.  The proxy statement indicated that the change of domicile would be accomplished by merging Octus California into a newly formed subsidiary, Octus Nevada.  At the time, one shareholder, Grupo Dynastia, S.A., a foreign corporation, held approximately 56% of the outstanding voting stock as of the record date of the meeting.  Grupo Dynastia has represented to management of the Company in writing that it supported the reincorporation and change of domicile.  In addition, Grupo Dynastia and the person who at the time was the president of Octus California have represented to management of the Company in writing that Grupo Dynastia delivered to Octus California in advance of the 2001 Meeting a signed form of proxy appointing the president of Octus as proxy for the shareholder to vote the shareholder’s shares in favor of the reincorporation and the other proposals at the 2001 Meeting.  However, the Company does not have in its records evidence that an executed proxy was received by Octus California from Grupo Dynastia or taken into account at the meeting.

In December 2003, the Company decided to effect the reincorporation transaction that it believed had been approved at the 2001 shareholder meeting.  A new corporation was incorporated in Nevada named Octus, Inc. (“Octus Nevada”).  All assets and liabilities of Octus California, which consisted of the nominal cash and minimal liabilities described below, were transferred to Octus Nevada on or before December 31, 2003 as part of the change of corporate domicile.  However, for reasons of administrative inadvertence, articles of merger were not filed in either Nevada or California.

In January 2004, dissolution and winding up certificates were filed with the California Secretary of State for Octus California, reciting that Octus California had elected to wind up and dissolve; that the election was made by the vote of at least 5.8 million shares, representing in excess of approximately 90% of the outstanding shares of the Company; that the affairs of Octus California had been completely wound up; that the known debts and liabilities of the company had been paid or provided for; and that all known assets of the company had been distributed to the Octus California shareholders.

The person who was the president of Octus California at the time at the time of the events described above has affirmed in writing that these filings were intended to be part of the process of implementing the reincorporation merger transaction.  At the time, Grupo Dynastia owned common stock and preferred stock of Octus California representing in excess of 97.6% of the voting power of the outstanding shares of Octus California.  Grupo Dynastia has represented to management of the Company in writing that it supported and approved of the reincorporation transaction in December 2003, regardless whether it was effected by means of a merger, transfer of assets and lisbilities or other mechanism.

On March 23, 2004, the Company filed its Annual Report on Form 10-K with the SEC with respect to the year ended December 31, 2003 (the “2003 Form 10-K”), indicating that it was a Nevada corporation and including the following disclosure:  “On December 29, 2001, a majority of the shareholders voted to change the Company's state of incorporation from California to Nevada.  In December 2003, this change was completed and the Company became a Nevada corporation.”  According to the 2003 Form 10-K, at December 31, 2003, Octus was not engaged in any business activities, its total assets consisted of $22 of cash, and its liabilities consisted of accounts payable and accrued expenses of $1,238, accounts payable and accrued expenses to related parties of $16,138, and notes payable to a related party, Grupo Dynastia, of $144,271.  According to the 2003 Form 10-K, the aggregate market value of shares held by non-affiliates of the Company as of March 18, 2004, was $31,676, and the actual value of those shares may have been even less in light of, among other factors, the Company’s liabilities and lack of any business and cash assets.

Implementing what management of the Company believed was the merger transaction, Octus Nevada subsequently issued one share of Octus Nevada for each share of Octus California held by each person who was a former shareholder of Octus California.  If not part of the merger transaction, the the Company believes the issuance of shares was part of the distribution by Octus California of its remaining assets, consisting of the shares issued by Octus Nevada, to its shareholders as part of the process of winding up Octus California.  Accordingly, there was no change in ownership of shares of the Company as the result of the redomicile.  In addition, no shareholder has communicated with the Company or its officers in any way concerning claims or complaints relating to the above matters.

The Company has submitted for filing with the Nevada Secretary of State, articles of merger reflecting the merger transaction that the Company believed occurred at the end of 2003.  However, the Company cannot provide any assurances concerning the legal effect, if any, of belatedly filing such articles of merger at such time in the circumstances described above.

The foregoing matters may give rise to liabilities, claims or regulatory actions under federal or state laws, including without limitation relating to whether sufficient shareholder approval was obtained for the reincorporation transaction, whether the issuance of shares of Octus Nevada in the reincorporation transaction complied with federal and state securities laws, whether the foregoing matters affect Octus Nevada's status as a successor issuer under federal securities laws, and other related matters.  The Company can give no assurance as to whether any such liabilities, claims or regulatory actions, including actions by the Commission or state regulatory authorities, may arise in the future or the outcome of any such liabilities, claims or regulatory actions on the Company's business and previously reported or current financial statements.  An adverse outcome in any such claim or proceeding could have a material adverse effect on the Company's business, financial position and results of operations.

Item 6.  Exhibits

Exhibit No.	Description
10.1	License agreement with the University of California
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTuS, Inc., a Nevada corporation

November 23, 2009	By:	/s/ Christian Soderquist
Christian Soderquist Chief Executive Officer and a Director