Form 10-K
period 2009-12-31
OCTUS INC
filed 2010-04-15
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the fiscal year ended December 31, 2009

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From ________ to _________

Commission File Number 0-21092

OCTUS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

803 Second Street
Suite 303
Davis, California	95616
(Address of principal executive offices)	(Zip Code)

(530) 564-0200
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

As of April 15, 2010, there were 44,867,072 shares of common stock outstanding.

OCTUS, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2009

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

 The Company seeks to become a leading renewable energy efficiency company that brings innovative energy efficiency and renewable energy solutions to the commercial and public sector markets.  The Company intends to pursue and facilitate renewable energy efficiency projects involving energy efficiency systems and products that the Company may develop, acquire, license or distribute.  The Company believes the market demand for smart energy management – reducing the energy use and costs in commercial, industrial and municipal buildings -- is an attractive business opportunity.

Intellectual Property

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

Our Research and Development

We are not currently conducting any research and development activities although we may conduct such activities in the foreseeable future.

Employees

As of December 31, 2009, we had four employees.  We added four employees to our workforce during the year ended December 31, 2009.  None of our employees is currently represented by labor unions or covered by a collective bargaining agreement.  We believe that relations with our employees are good.

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

We have limited operating history that you can use to evaluate us and therefore we may not survive if we meet some of the problems, expenses, difficulties, complications and delays frequently encountered by a start-up company .

We essentially ceased active business in 1997 and have been reviewing business opportunities since February 2009 when we hired new officers and directors of the Company To date, we have focused our attention on seeking product and technology licensing, acquisitions and business opportunities. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. You must consider our prospects in light of the risks and uncertainties encountered by start-up companies.  As a start-up company, we can provide no assurances that we will be able to make the necessary steps to achieve profitability in the future, such as expanding our customer base.

We are subject to all the substantial risks inherent in the commencement of a new business enterprise with new management. We can provide no assurance that we will be able to successfully generate revenues or operate profitably.  We have limited business history for you to analyze or to aid you in making an informed judgment as to the merits of an investment in our securities. Any investment in our common stock should be considered a high risk investment because you will be placing funds at risk in an unseasoned start-up company with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject.

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

Because we may never become profitable from our operations, our business may fail.

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

We recently became aware of certain matters relating to the Company’s 2003 reincorporation transaction.

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

The person who was the president of Octus California at the time of the events described above has affirmed in writing that these filings were intended to be part of the process of implementing the reincorporation merger transaction.  At the time, Grupo Dynastia owned common stock and preferred stock of Octus California representing in excess of 97.6% of the voting power of the outstanding shares of Octus California.  Grupo Dynastia has represented to management of the Company in writing that it supported and approved of the reincorporation transaction in December 2003, regardless whether it was effected by means of a merger, transfer of assets and liabilities or other mechanism.

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

Implementing what management of the Company believed was the merger transaction; Octus Nevada subsequently issued one share of Octus Nevada for each share of Octus California held by each person who was a former shareholder of Octus California.  If not part of the merger transaction, the Company believes the issuance of shares was part of the distribution by Octus California of its remaining assets, consisting of the shares issued by Octus Nevada, to its shareholders as part of the process of winding up Octus California.  Accordingly, there was no change in ownership of shares of the Company as the result of the redomicile.  In addition, no shareholder has communicated with the Company or its officers in any way concerning claims or complaints relating to the above matters.

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

ITEM 1B  UNRESOLVED STAFF COMMENTS

None.

ITEM 2  PROPERTIES

Our corporate offices are located at 803 Second Street, Suite 303, Davis, CA  95616.  These facilities are leased under a short term lease agreement.

We also maintain approximately 400 square feet of office space at 619 State Street, Unit A, Carlsbad, CA 92011, on a month to month basis.  We do not maintain any other leases for office space and nor own any real property.  We believe these facilities are adequate for our requirements and that adequate space is available for the expansion of our business in the foreseeable future should that be necessary .

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and have no legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the year ended December 31, 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is eligible for quotation on the Over-the-Counter Bulletin Board under the symbol "OCTI.OB".

Set forth below are the ranges of high and low bid prices for each quarter for the Common Stock as reported by the OCTI.OB for the years ended December 31, 2009 and 2008.

COMMON STOCK
QUARTER ENDED	HIGH	LOW
March 31, 2008	0.08	0.08
June 30, 2008	0.04	0.04
September 30, 2008	0.07	0.07
December 31, 2008	0.01	0.01
March 31, 2009	0.01	0.10
June 30, 2009	0.05	0.25
September 30, 2009	0.10	0.39
December 31, 2009	0.18	0.35

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On April 9, 2010, the closing price of our common stock as reported by the OTC Bulletin Board was $0.21 per share.  Trading on our Common Stock is extremely limited and sporadic.  Therefore, prices are not an accurate indication of the market value of our Common Stock.

Reports to Security Holders

We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov .

Dividends

We have never declared or paid cash dividends on our Common Stock and have no current intention to declare or pay any dividends on our Common Stock in the foreseeable future.  We intend to retain earnings, if any, for the development of our business.

Description of Capital Stock

Our authorized capital stock consists of the following:
•	Common stock, $0.001 par value, 100,000,000 shares authorized; approximately 43,867,072 shares issued and outstanding;
•	Series A preferred stock, $0.001 par value, 300,000 shares authorized, no shares issued or outstanding;
•	Series B preferred stock, $0.001 par value, 910,000 shares authorized, no shares issued or outstanding;
•	Series C 6.0% cumulative preferred stock, $0.001 par value, 250,000 shares authorized, no shares issued and outstanding; and
•	Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no shares issued or outstanding.

Holders of shares of our common stock are entitled to receive dividends when and as declared by our Board of Directors from funds legally available. All the shares of our common stock have equal voting rights and are non-assessable. Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders our equity securities upon our liquidation. Holders of our common stock do not have preemption rights.

As of April 12, 2010, there were approximately 311 holders of our Common Stock.

Recent Sales of Unregistered Securities

On February 24, 2009, we entered into share purchase agreements with our two officers and directors whereby they each received 15,000,000 common shares.

On May 5, 2009, OCTuS entered into an employment agreement with John Argo pursuant to which Mr. Argo will serve as Director, Energy Projects & Finance of OCTuS. The employment agreement has a term of three years, through April 30, 2012, with a base annual salary of $120,000. Concurrently, OCTuS issued 250,000 shares of common stock, valued at $12,500 to Mr. Argo, recorded as share-based compensation.

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 70,000 shares under this agreement during the year ended December 31, 2009, valued at $20,900 and recorded as share-based compensation.

In July 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $2,000 stipend each month the contract is in force.  OCTuS issued 80,000 shares under this agreement during the year ended December 31, 2009, valued at $22,200 and recorded as share-based compensation.

In July 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the year ended December 31, 2009, valued at $9,300 and recorded as share-based compensation.

In August 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to pay $3,000 and issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the year ended December 31, 2009, valued at $9,300 and recorded as share-based compensation. This contract was terminated October 31, 2009 by mutual agreement.

On August 12, 2009, OCTuS entered into two consulting agreements and granted each of the consultants an option to purchase 30,000 shares of OCTuS’ common stock at $0.39 per share.  The options vest ratably over six months and expire on August 17, 2012. The options each had a value of $11,091 on the date of grant. One of the Consulting Agreements was terminated effective November 23, 2009.

In September 2009, OCTuS entered into a software development contract that required OCTuS to issue 91,000 shares of common stock as part of the developer’s compensation upon execution of the agreement.  The shares were valued at $30,000 and recorded as share-based compensation. OCTuS sent a notice of termination of  this Agreement to the contractor on January 13, 2010 and considers the contract null and void.

In October 2009, OCTuS entered into a one year investor relations agreement which calls for the issuance of 350,000 shares of common stock such agreement was terminated by OCTuS on January 8, 2010 with no shares issued.

In 2009, OCTuS issued convertible secured promissory notes (the “Note”) with a principal amount of $135,000 to investors.  The Note bears interest at a rate of 10% per annum and is due one year from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the Note is issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of Common Stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the Common Stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the Common Stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the note a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The Note may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.30 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the Note, OCTuS issued warrants to the note holder to purchase 540,000 shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrants is 18 months. The relative fair value of the warrants is $59,000.  The intrinsic value of the conversion feature totaled $63,817 resulting in a discount of $122,817 to the notes payable.

In January 2010, OCTuS entered into three three-month consulting agreements which call for OCTuS to issue 70,000 shares of common stock each month the contracts are in force.

In January 2010, OCTuS entered into an investment advisory services contract which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  The term of the contract is three months and may be extended on a month to month basis.

In February 2010, OCTuS entered into a three-month consulting agreement which call for OCTuS to issue 15,000 shares of common stock each month the contract is in force.

In February 2010, OCTuS entered into a six month public relations contract which calls for OCTuS to issue 1,000,000 shares of common stock at a purchase price of $0.0001 per share.

During the first quarter of 2010, OCTuS issued convertible secured promissory notes (the “2010 Note”) with a principal amount of $35,000 to investors for proceeds of $30,000, as $5,000 of the convertible notes issued was to convert a standard promissory note outstanding as of December 31, 2009 to a convertible note.  The 2010 Note bears interest at a rate of 10% per annum and is due two years from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the Note is issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of Common Stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the Common Stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the Common Stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the note a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The Note may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.35 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the Note, OCTuS issued warrants to the note holder to purchase 140,000 shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrants is eighteen months.

Other than these transactions we did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

Equity Compensation Plans

We have a stock option plan for option grants to our directors, officers, employees and consultants.  Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2009, we have reserved a total of 450,000 shares of common stock for exercise under the stock option plan.  As of December 31, 2009, one option for 15,000 shares and one option for 30,000 shares at a grant price of $0.39 per share were issued in August 2009 with a term of three years.  Accordingly, 405,000 shares are available for grant under the stock option plan.  The remaining life of the option is 2.75 years.

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

Results of Operations for the Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

We did not realize any revenues during either the year ended December 31, 2009 or the year ended December 31, 2008.

During the year ended December 31, 2009, we reported a net loss of $932,011 or $0.02 per share, compared to a net loss of $66,865 or $0.00 per share for the year ended December 31, 2008. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

During the year ended December 31, 2009, our general and administrative expenses were $784,430, as compared to $31,866 for 2008. General and administrative expenses consisted primarily of payroll expenses and share based compensation.

Interest expense for the year ended December 31, 2009 was $147,581 compared to $34,999 incurred during 2008.

As of December 31, 2009, we had significant tax credits and research carry-forwards for federal tax reporting purposes that expire through 2009. Additionally, we have federal and state net operating loss carry-forwards, expiring through 2027. Because of a substantial change in our ownership resulting from an initial public offering, an annual limitation of approximately $600,000 has been placed on utilization of the loss carry forwards generated prior to our initial public offering.

Liquidity and Capital Resources

Cash on hand as of December 31, 2009 was $23,003. Our total assets were $24,689 as of December 31, 2009. Our current liabilities were $495,915 as of December 31, 2009, including $102,236 in accounts payable, $171,700 in stock payable,  $26,750 in accrued liabilities, $63,986 in accrued liabilities, $5,000 notes payable, $32,750 related parties, $88,500 convertible notes payable.
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

Management believes that without an influx of significant new funds, we will not be able to sustain our operations beyond approximately the end of  April 2010. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that anyone will continue to fund us. Should we be unable to obtain additional funds, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

We are implementing a business plan focused to provide innovative solutions that significantly improve energy management and reduce energy costs. Our purpose is to enable building owners and managers to reduce energy consumption by 50% or more. We seek to accomplish this through the development and deployment of the Octus Smart Energy Platform (OctusSEP), a portfolio of smart devices, sensors, and software-enabled energy management services, and the implementation of smart energy projects, including equipment upgrades, energy auditing and consulting, building automation, and lighting and HVAC retrofits.

Our corporate strategy is to:

(1)	Develop, license and acquire a portfolio of smart energy efficiency technologies (the “Octus Smart Energy Platform,” or, “OctusSEP”);

(2)	Generate revenue through the sale of OctusSEP solutions via direct, channel and technology sub-licensing activities;

(3)	Develop energy projects and deliver energy-efficiency services, including the retrofit of municipal and commercial buildings with energy-efficient lighting, HVAC and energy management systems;

(4)	Develop and deliver software-enabled energy management services; and,

(5)	Create and monetize energy information and intelligence to help building owners and managers better manage their energy use and costs.

We focus on two specific markets: the commercial and industrial market, including utilities, and the M.U.S.H. (municipality, university, school and hospital) market. We deploy solutions through OctusSEP to reduce the energy-related expenditures of our clients' facilities and the impact of their energy use on the environment, including smart energy management systems, energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, and renewable energy project development and implementation.

We believe the following factors drive demand for smart energy efficiency services by facility owners in the U.S. commercial, industrial and M.U.S.H. markets:

▪	the potential for immediate return on investment and demonstrable long-term cost savings resulting from the installation of smart energy efficiency solutions;
▪	concerns regarding the substantial and volatile cost of energy, the adverse implication of global climate change and the desire for energy independence;
▪	increasing pressure on corporations and public sector organizations to establish and attain sustainability goals;
▪	increasing regulatory pressure on utilities to include energy efficiency and renewable energy in their resource plans;
▪	the availability of rebates and tax incentives at the federal, state, and regional levels for organizations that reduce their energy consumption;
▪	existing and prospective government mandates to improve the efficiency of M.U.S.H. facilities;
▪
the allocation of funds under the American Recovery and Reinvestment Act of 2009 ("ARRA") to promote energy efficiency and alternative energy projects in federal, state and local municipal facilities; and

▪	the migration toward a low-carbon economy which will potentially place a price or tax on the carbon emissions of our clients.

Through OctusSEP we intend to offer building owners and managers a full range of solutions to address the energy efficiency and energy management needs of their facilities. These solutions are based on our ability to identify and deliver significant return on our clients' investments, improve the quality of their facilities, maximize their operational savings and reduce their maintenance costs. We intend to sell smart energy products, develop energy projects, deliver software-enabled energy management services, and monetize energy intelligence through three business units:

Our Smart Energy Products business intends to offer a proprietary line of integrated, intelligent controls, sensors, network appliances, and energy management software to provide continuous management of lighting and HVAC equipment using wireless and power line communication technology.

All products communicate using open standards. Product offerings are communication protocol agnostic. Revenue comes from product sales and technology sub-licensing. As of December 31, 2009, proprietary Octus smart energy products were:

▪
Wickool, a passive evaporative cooling solution that generates efficiencies through reuse of condensate created by commercial rooftop HVAC units. Octus executed an exclusive worldwide license of the technology with the University of California on September 1, 2009. Wickool was developed by the Western Cooling Efficiency Center at the University of California, Davis, and was commercially demonstrated by two major retailers.

▪	Octus SmartCenter, an IP-based energy services appliance that wirelessly networks and optimizes the energy-efficiency of commercial lighting and HVAC systems.
▪	Octus SmartPortal, Web-based energy management software that enables building owners and managers to monitor, control, and manage energy use within their facilities.

Our Smart Energy Services unit intends to develop, deliver and manage software-enabled services. Services include reporting systems, building automation, resource management, and value-added services. Value-added services include maintenance monitoring and service alert/dispatch services, cost accounting information, modeling and benchmarking, to name a few. These are delivered through Octus SmartPortal, a hosted solution delivering capabilities through a Software as a Service (SaaS) model and subscriptions are on a per-service, per-user or per-facility basis. Revenue comes from subscriptions to one or more services or software modules.

Our Smart Energy Projects business provides energy engineering, consulting and financing services. These services target development and implementation of energy-efficient lighting, HVAC, energy management and renewable energy projects for commercial, industrial and municipal building owners. Our customers reduce energy use and costs, improve reliability, and maximize the operating efficiency of their buildings.

Market Overview

According to the U.S. Department of Energy ("DOE"), the United States consumes more energy than any other country in the world. The United States is primarily dependent on traditional fossil fuels to supply energy for end users, which includes transportation, heating and electricity. Recently, nearly all energy costs have risen due to a variety of factors, including the concern over a limited supply of fuel to meet increasing global demand.

U.S. electricity prices have risen in recent years due to increasing energy prices, supply constraints, and the growing demand for electricity. According to the DOE, electricity prices increased just 5.1% from 1996 to 2003 for commercial clients. However, the average retail price of electricity to commercial clients rose 20.2% from 8.03 cents per kilowatt-hour in 2003 to a record of 9.65 cents per kilowatt-hour in 2007. In addition, the Energy Information Administration ("EIA") reported demand for electricity grew from 3,492 billion kilowatt hours in 1997 to 4,157 billion kilowatt hours in 2007, a 19% increase in 10 years. These trends have created market opportunities for energy efficiency and smart energy management solutions due to immediate energy cost savings and positive environmental impact energy users realize after adopting and implementing solutions.

Regulatory policy increasingly requires utilities to promote energy efficiency and obtain renewable energy resources as part of their resource planning. Simultaneously, increasing costs and time required to construct traditional power plants are causing utilities to view investment in energy efficiency as an attractive alternative to investment in traditional generating capacity.

We believe that smart energy efficiency, which we define as intelligently and systematically reducing the amount of energy used to operate facilities and produce goods and services, is the most immediate and economic means to reduce end user energy costs and promote environmental stewardship. At a minimum, smart energy efficiency accomplishes four objectives:

▪	delivers immediate and recurring energy cost savings;
▪	reduces greenhouse gas emissions to help alleviate climate change;
▪	stimulates the economy through the creation of new jobs in the "green" segment; and
▪	enhances the value and net operating income of buildings.

The value of smart energy efficiency as a resource is affirmed by increasing emphasis placed on it in regulation, legislation and appropriations. The American Council for an Energy Efficient Economy ("ACEEE") estimates that $300 billion was invested in energy efficiency technologies and infrastructure in the U.S. in 2004, and that annual investment may grow to $700 billion by 2030 in conjunction with the goal of reducing energy use by 20%. According to ACEEE, total additional investment from 2008 to 2030 could reach nearly $7 trillion. We believe investments in smart energy efficiency solutions will have a significant impact on electricity costs and demand, while improving the overall sustainability of the global energy market.

A 2009 study by McKinsey & Company offers a detailed analysis of the magnitude of the efficiency potential in non-transportation uses of energy. The study shows that the U.S. economy has the potential to reduce annual non-transportation energy consumption by roughly 23 percent by 2020, eliminating more than $1.2 trillion in waste – well beyond the $520 billion upfront investment (not including program costs) that would be required. This reduction in energy use would also result in the abatement of 1.1 gigatons of greenhouse gas emissions annually – the equivalent of taking the entire U.S. fleet of passenger vehicles and light trucks off the roads.

According to Amory Lovins, Chairman & Chief Scientist of the Rocky Mountain Institute, there are abundant opportunities to save 70% to 90% of the energy and cost for lighting, fan, and pump systems; 50% for electric motors; and 60% in areas such as heating, cooling, office equipment, and appliances.

Government Initiatives and Mandates to Stimulate Energy Efficiency for Facilities
Improvements in energy technology and increases in government initiatives have created immediate economic reasons for building owners to upgrade to more efficient, cost saving technology. In response to increasing environmental concerns over the years, coupled with record electricity demand and costs, regulatory authorities have created incentives for utilities and end-users to reduce electricity usage. The federal government and many state governments have passed legislation that provides incentives to electricity users to reduce consumption by adopting energy efficiency solutions and forces utilities to decouple revenue from their electricity sales. These incentives lower the net costs of implementing smart energy efficiency solutions. This helps building owners and managers rationalize and accelerate decisions to replace obsolete systems. More recently, the ARRA and other related stimulus initiatives contain provisions that further support energy efficiency as a national priority. Stephen Chu, U.S. Energy Secretary, recently opined, “If I were emperor of the world, I would put the pedal to the floor on energy efficiency and conservation for the next decade.”

Legislation and mandates adopted to date which have stimulated building energy efficiency projects in both the commercial and industrial and public sector include:

Federal Legislation:

▪
The Energy Policy Act of 2005 ("EPAct05") includes a significant tax-incentive to improve energy efficiency of commercial facilities. The Commercial Building Tax Deduction is an incentive established to provide a tax-deduction of up to $1.80 per square foot for expenses incurred for the installation of energy efficient lighting, heating, ventilating, and air conditioning ("HVAC"), hot water systems and building envelope systems.

▪
The EPAct05 and Executive Order 13423 (January 2007) set new federal energy goals. The first goal is to cut energy use in federal facilities by 3% per year from 2003 levels during the period from 2007 through 2015. Second, the federal government is to increase the use of renewable energy to not less than 3% of total electricity use in 2007-2009, not less than 5% in 2010-2012, and not less than 7.5% in 2013 and thereafter, with at least half of renewable purchases coming from new renewable sources.

▪
The Energy Independence and Security Act of 2007 ("EISA") included the permanent reauthorization of energy savings performance contracts ("ESPCs"). ESPCs are contracting vehicles that allow federal agencies to complete energy projects for their facilities without up-front investment and without special Congressional appropriations to pay for the improvements. In December 2008, the DOE awarded sixteen contracts to Energy Services Companies (ESCOs) for up to $80 billion in energy efficiency, renewable energy and water conservation projects at federal facilities.

More recently, the $787 billion American Recovery and Reinvestment Act of 2009 ("ARRA") reflects increased government focus on energy efficiency initiatives, in addition to other continuing legislation and mandates. The ARRA provides approximately $36.7 billion through a number of funding sources and for financial incentives to stimulate energy projects, including:

▪	$16.8 billion through the Office of Energy Efficiency and Renewable Energy
▪	$6.0 billion through the Office of Environmental Management
▪	$4.5 billion through the Office of Electricity Delivery & Energy Reliability
▪	$4.0 billion through the Loan Guarantee Program Office
▪	$3.4 billion through the Office of Fossil Energy
▪	$1.6 billion through the Office of Science
▪	$400 million through the Advanced Research Projects Agency - Energy

Additionally, many federal entities have made provisions for funding opportunities outside of the ARRA, including:

▪
The U.S. Department of Energy currently manages the Loan Guarantee Program, authorized by the EPAct05, which guarantees loans on projects that either reduce emissions or advance energy efficiency technologies, encouraging early commercial use of such projects.

▪	The General Services Administration, in conjunction with a $4.5 billion ARRA appropriation, has taken an initiative to convert its facilities to High-Performance Green Buildings.
▪
Property Assessed Clean Energy Bonds ("PACE") are bonds with terms of up to 20 years and issued by municipalities, with the proceeds lent to commercial and residential property owners in the community to finance energy efficiency and renewable energy projects. These loans are secured by borrowers properties and are repaid over the term of the issuance via an annual assessment on properties’ tax bills. The first PACE bonds were issued in 2009. It is estimated that potential for PACE bonds could exceed $500 billion. The Waxman-Markey Energy Bill includes a provision that would provide for DOE support of these bonds.

State Legislation and Other Initiatives Supporting Energy Efficiency for Facilities

Over the past few years, there have been increasing numbers of state initiatives encouraging or requiring utilities to establish Demand-Side Management ("DSM") and energy efficiency programs. DSM and energy efficiency programs typically provide incentives to utility customers to offset a portion of the upfront cost of energy efficiency projects. Regulatory mandates, such as the Energy Efficiency Resource Standards ("EERS"), often result in significant economic incentives to utility customers and have served to increase the number of DSM and energy efficiency projects, especially in several Northeast and West Coast states. Under these programs utilities actively seek participants, arrange for project management and implementation services for energy efficiency projects initiated under their programs, and pay a portion of the costs.

Current EERS typically require utilities to achieve savings equivalent to between one and 1.5 percent of their annual sales through energy efficiency. In response to EERS, many states have begun planning or have already implemented DSM and Energy Efficiency projects, including New York, where utilities have filed more than $6 billion in new DSM and Energy Efficiency programs and Pennsylvania with utilities allocating more than $275 million per year to new DSM and Energy Efficiency projects. Currently 26 states, representing 71% of the U.S population, have adopted, or are in the process of adopting, EERS programs. The Save American Energy Act currently being considered by Congress would establish a national EERS program requiring utilities to achieve 15% energy savings through utility efficiency programs, building energy codes, appliance standards and related efficiency measures. In addition to these programs, five states--Maryland, Nevada, New York, Montana and Oregon--currently offer incentives for commercial facilities that meet green building standards.

Initiatives of Non-Governmental Organizations

Public awareness of cost savings and environmental benefits accruing from facility energy efficiency initiatives are also being stimulated by organizations other than the federal government. These include a number of non-government organizations ("NGOs") that are helping to increase public awareness of the environmental and operational value of prioritizing building energy efficiency initiatives. These initiatives include efforts to focus on specific major projects. They have helped focus commercial and public sector entities on the need to take action and for results to be seen by their stakeholders. Notable examples include:

▪
Clinton Climate Initiative ("CCI")—Working with governments and businesses around the world, the CCI focuses on three strategic program areas consisting of increasing energy efficiency in cities, catalyzing the large-scale supply of clean energy and working to stop deforestation.

▪
Energy Efficiency Partnership of Greater Washington—This is a collective partnership of energy efficiency companies, banks, local governments and facility owners to reach a goal of reducing energy use by twenty to fifty percent in existing facilities in the Greater Washington, D.C. region.

As much of ARRA funding has yet to be allocated to specific projects and programs, it is premature to identify resulting benefits. However, we believe that we are well positioned to capitalize on the range of mandates and initiatives intended to stimulate building energy efficiency. We are focusing sales and marketing efforts to industries and markets likely to be primary beneficiaries of significant government funding.

Growing Interest in Adoption of Environmentally Conscientious Energy Efficiency Strategies

Electricity supply shortages and rising energy prices have led consumers, companies and public entities to implement "sustainable" policies to reduce energy use and greenhouse gas emissions. As standards of corporate accountability evolve, stockholders and other stakeholders are pushing organizations to recognize and act to reduce their carbon footprint. Achieving greater energy efficiency is a cost-effective way to reduce energy consumption and promote environmental stewardship. According to Institute of Business and Economic Research ("IBER"), energy represents 30% of operating expenses in a typical office building, which makes it the single largest building operating expense. DOE estimates that residential and commercial buildings are responsible for 39% of total U.S energy consumption and that buildings account for 38% of total U.S. CO2 emissions, America’s largest single source.

There is an increasing demand for environmentally friendly and sustainable building construction and methods for addressing energy efficient upgrades of facilities. The term "green building" has been adopted to refer to buildings that use lower amounts of electricity and reduce their emissions through use of energy efficient equipment and materials. According to McGraw-Hill Construction, an estimated 10%-12% of current new commercial construction starts are green, representing a $24-$29 billion market, and total commercial construction market is on track to grow to $56-$70 billion annually by 2013. In the U.S., the Energy Star project, which is jointly sponsored by the Environmental Protection Agency ("EPA") and DOE, and the U.S. Green Building Council's Leadership in Energy and Environmental Design ("LEED") program are the two major rating systems to encourage development of energy-efficient and sustainable facilities. According to IBER only 1,360 of the approximately 332,000 U.S. commercial facilities listed in the Co-Star Group, Inc. database of commercial properties for sale or lease are certified by either LEED or Energy Star as "green" office buildings. We believe that economic and environmental factors will drive growth in new construction and retrofit projects that result in green building certifications.

Commercial and Industrial Market

We believe there is currently a significant market opportunity for the sale of smart energy efficiency solutions based on the amount of U.S. electricity expenditures, potential energy savings with currently available solutions, and amount of commercial and industrial floor space able to be retrofitted. The EIA estimated that in 2003 the U.S. commercial sector spent approximately $46 billion on electricity for lighting, heating, ventilating and air conditioning. This represented approximately 67% of the $69 billion total electricity spending by that sector for facilities. Also according to the EIA, more than 63 billion square feet of commercial building floor space in the U.S. was built before 2004. We believe there are about 4 million "small commercial / small site" buildings of less than 100,000 square feet in the U.S. today. Few of these small site buildings have any form of centralized energy management or control systems in place. With constant changes in lighting products and energy management technologies, this represents a significant amount of floor space able to be retrofitted to improve energy efficiency and meet sustainability goals.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Octus, Inc.
Davis, California

We have audited the accompanying consolidated balance sheets of Octus, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Octus, Inc. as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2010

OCTUS , INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	23,003	-
Other receivable	1,686	-
Total current assets	24,689	-
TOTAL ASSETS	$24,689	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$102,236	$32,151
Accrued liabilities	26,750	-
Stock payable	171,700	-
Accounts payable - related parties	4,993	3,169
Accrued liabilities - related parties	63,986	43,542
Notes payable	5,000	-
Notes payable - related parties	32,750	-
Convertible notes payable	88,500	-
Convertible notes payable - related parties	-	441,853
Total current liabilities	495,915	520,715

LONG TERM LIABILITIES
Convertible notes payable, less debt discount of $17,709 and $0, respectively	509,330	-
Total liabilities	1,005,245	520,715

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 43,867,072 and 13,437,072 shares issued and outstanding, respectively	43,867	13,437
Additional paid-in capital	23,299,212	22,857,472
Accumulated deficit	(24,323,635)	(23,391,624)
Total stockholders' deficit	(980,556)	(520,715)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,689	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS , INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Revenues	$-	$-

General and administrative expenses	784,430	31,866

Loss from operations	(784,430)	(31,866)

Interest expense	147,581	34,999

Net loss	$(932,011)	$(66,865)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding – basic and diluted	39,223,812	13,437,072

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS , INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common stock
	Number		Additional
	of		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2007	13,437,072	$13,437	$22,857,472	$(23,324,759)	$(453,850)

Net loss	-	-	-	(66,865)	(66,865)
Balance as of December 31, 2008	13,437,072	13,437	22,857,472	(23,391,624)	(520,715)

Common shares issued for services	30,430,000	30,430	304,270	-	334,700

Stock options issued for services	-	-	14,653	-	14,653

Discount on convertible notes	-	-	122,817	-	122,817
Net loss				(932,011)	(932,011)
Balance as of December 31, 2009	43,867,072	$43,867	$23,299,212	$(24,323,635)	$(980,556)

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS , INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

OPERATING ACTIVITIES
Net loss	$(932,011)	$(66,865)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	105,108	-
Share-based compensation	349,353	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	96,835	14,840
Stock payable	171,700	-
Accounts payable and accrued liabilities – related parties	60,954	34,999
Net cash used in operating activities	(148,061)	(17,026)

INVESTING ACTIVITIES
Increase in deposit	(1,686)	-
Net cash provided by investing activities	(1,686)	-

FINANCING ACTIVITIES
Proceeds from notes payable – related parties	32,750	17,026
Proceeds from notes payable	5,000	-
Proceeds from convertible debt	135,000	-
Net cash provided by financing activities	172,750	17,026

Net change in cash	23,003	-

CASH AT BEGINNING OF YEAR	-	-

CASH AT END OF YEAR	$23,003	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,090	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest into convertible note	$38,686	$-
Debt discount from warrants issued with convertible debt	$122,817	$-
Conversion of liabilities into convertible note payable - related party	$-	$442,643

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS , INC.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Organization

Octus, Inc. (“OCTuS”) was formed as a California corporation in 1983.  On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada.  In December 2003, the change was completed and OCTuS became a Nevada corporation.  Today OCTuS is seeking to become a leading renewable energy efficiency company that brings innovative energy efficiency and renewable energy solutions to the commercial and public sector markets.  OCTuS intends to pursue and facilitate renewable energy efficiency projects involving energy efficiency systems, and products that OCTuS may develop, acquire, license or distribute.  OCTuS believes that the market demand for energy conservation and energy creation presents an attractive business opportunity.

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

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

Income Taxes

OCTuS is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse.  The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change.  A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.  Interest and penalties associated with income taxes are included in selling, general and administrative expense.

OCTuS has adopted ASC 740 “Accounting for Uncertainty in Income Taxes” (formerly FIN 48) which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that OCTuS has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of December 31, 2009, OCTuS had not recorded any tax benefits from uncertain tax positions.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values because these financial instruments are short term, their carrying amounts approximate fair values, or they are payable on demand.

Loss Per Share

Basic loss per common share (“EPS”) calculations were determined by dividing net loss by the weighted average number of shares of common stock outstanding during the years.  Diluted loss per common share calculations were determined by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the years ended December 31, 2009 and 2008, common stock equivalents were not included in the calculation, as their effect would be anti-dilutive.

OCTUS , INC.
Notes to Consolidated Financial Statements

Stock-Based Compensation

OCTuS follows the Accounting Standards Codification ASC 718 - Compensation - Stock Compensation (formerly SFAS No. 123 (R). Under ASC 718, OCTuS estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of OCTuS’ common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, OCTuS reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

Subsequent Events

OCTuS evaluated events occurring between the end of our fiscal year, December 31, 2009, and April 15, 2010 when the consolidated financial statements were issued.

Recent Pronouncements

Effective January 1, 2009, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 (ASC 810 “Consolidation”) which requires companies:

•	To recharacterize minority interests, previously classified within liabilities, as noncontrolling interests reported as a component of consolidated equity on the balance sheet,

•	To include total income in net income, with separate disclosure on the face of the consolidated income statement of the attribution of income between controlling and noncontrolling interests, and

•
To account for increases and decreases in noncontrolling interests as equity transactions with any difference between proceeds of a purchase or issuance of noncontrolling interests being accounted for as a change to the controlling entity’s equity instead of as current period gains/losses in the consolidated income statement. Only when the controlling entity loses control and deconsolidates a subsidiary will a gain or loss be recognized.

SFAS No. 160 was effective prospectively for fiscal years beginning on or after December 15, 2008 except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interests that are reflected in these consolidated financial statements for all periods presented. The new authoritative guidance did not have an impact on OCTuS’ consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact OCTuS’ results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. OCTuS implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flow.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has a working capital deficit of $471,226, a stockholders’ deficit of $980,556, and an accumulated deficit of $24,323,635 as of December 31, 2009.  In addition, OCTuS has generated recurring losses, aggregating $932,011 and $66,865 in 2009 and 2008, respectively, and currently has no revenue generating operations.

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

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Pursuant to the employment agreement, OCTuS will pay Mr. Soderquist and Mr. Ecker a base annual salary of $180,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”). The officers have agreed for an interim period to defer receipt of payment of some or all of their base salaries based on the outstanding achievements of one or more of the milestones described below and OCTuS’ ability to pay salaries. Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by OCTuS’ Compensation Committee or Board of Directors.  OCTuS issued to each person 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation during the year ended December 31, 2009.

Under the terms of the restricted stock purchase agreements, a portion of the shares is subject to repurchase by OCTuS if certain milestones are not achieved before the first anniversary of the date of the purchase agreements.  For each of the following events that are not achieved before the first anniversary of the date of the purchase agreements, 25% of the shares are subject to repurchase by OCTuS at the original purchase price per share.  If all four milestones are achieved, then all repurchase rights of OCTuS will lapse.  The milestone events are:  completion of sale of equity securities of OCTuS with proceeds to OCTuS of $100,000 or more; execution by OCTuS of a license agreement or purchase contract with at least two third-party persons or entities to acquire or license technologies and/or products related to OCTuS’ intended business; receipt of revenues from the sale by OCTuS of products licensed or owned by OCTuS; and execution by OCTuS of a renewable energy and/or energy efficiency project contract.  In the event of a change in control of OCTuS, defined in the agreement to include events such as a merger or sale of assets transaction which results in more than a 50% change of ownership of OCTuS, all restrictions lapse and the shares will become fully vested. The milestones were met in their entirety prior to February 24, 2010 resulting in the lapse of all repurchase rights OCTuS held.

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

Note 4 – Notes Payable

During April 2009, a third party loaned OCTuS $5,000 to provide short-term working capital.  This loan bears interest at 10% and is due upon demand. During February 2010, this loan and accrued interest were converted into the convertible note and warrant offering.

Note 5 – Notes Payable - Related Parties

During April 2009, two of our officers and directors, Christian J. Soderquist and George M. Ecker, each loaned OCTuS $5,000 to provide short-term working capital.  In November and December 2009, Mr. Soderquist loaned OCTuS an additional $17,500 and $5,250, respectively for total proceeds for the year ended December 31, 2009 of $32,750.  These loans bear interest at 10% and are due upon demand.

Note 6 – Convertible Notes Payable

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to another party who already held a promissory note in the amount of $113,747.  The terms were modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense under borrowings from this party during the year ending December 31, 2009 was $28,146.  The current portion of this note is $88,500 at December 31, 2009.

In June through December of 2009, OCTuS issued convertible secured promissory notes (the “Note”) with an aggregate principal amount of $135,000 to investors.  The Note bears interest at a rate of 10% per annum and is due one year from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the Note is issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of Common Stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the Common Stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the Common Stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the note a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The Note may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.30 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the Note, OCTuS issued warrants to the note holder to purchase 540,000 shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrants is 180 days. The relative fair value of the warrants is $59,000.  The intrinsic value of the conversion feature totaled $63,817 resulting in a discount of $122,817 to the notes payable. The discount will be amortized over the life of the notes. The details are as follows:

Face value of notes payable	$135,000
Less: discount related to warrants	(59,000)
discount related to conversion feature	(63,817)
Add: amortization of debt discount	105,108
Carrying value of notes at December 31, 2009	$117,291

Note 7 – Equity Transactions

On February 24, 2009, OCTuS issued the CFO and CEO each 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation during the year ended December 31, 2009.

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

Warrant and option activity during the year ended December 31, 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( in Years)
Outstanding at December 31, 2008	-	$-	-
Granted	540,000	0.01	1.3
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	540,000	$0.01	1.1
Exercisable at December 31, 2009	540,000

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( in Years)
Outstanding at December 31, 2008	-	$-	-
Granted	35,000	0.36	3.0
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	35,000	$0.36	2.6
Exercisable at December 31, 2009	35,000

On August 17, 2009, OCTuS entered into consulting agreements and granted two consultants the option to purchase a total of 35,000 shares of OCTuS’ common stock at $0.39 per share.  These options vest ratably over six months and expire on August 17, 2012. The options had a value of $19,538 on the date of grant.

OCTuS estimates the fair value of each warrant and option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2009 as follows:

December 31, 2009
Dividend yield	0.00%
Expected volatility	191% to 424%
Risk free interest rate	1.54% to 2.75%
Expected lives in years	0.5 to 3

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 70,000 shares under this agreement during the year ended December 31, 2009, valued at $20,900 and recorded as share-based compensation.

In July 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $2,000 stipend each month the contract is in force.  OCTuS issued 80,000 shares under this agreement during the year ended December 31, 2009, valued at $22,200 and recorded as share-based compensation.

In July 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the year ended December 31, 2009, valued at $9,300 and recorded as share-based compensation.

In August 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to pay $3,000 and issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the year ended December 31, 2009, valued at $9,300 and recorded as share-based compensation.

In September 2009, OCTuS entered into a software development contract that required OCTuS to issue 91,000 shares of common stock as part of the developer’s compensation upon execution of the agreement.  The shares were valued at $30,000 and recorded as share-based compensation.  OCTuS sent a notice of termination of this Agreement to the contractor on January 13, 2010 and considers the contract null and void.

As of December 31, 2009, OCTuS had recorded a stock payable of $171,700 for 511,000 shares not issued pursuant to the terms of the consulting agreements noted above.

 Preferred Stock

Octus has authorized a total of 2,000,000 shares of $0.001 par value preferred stock.  Of the Series A Preferred Stock, 300,000 shares are authorized and of the Series B Preferred Stock, 910,000 shares are authorized.  The Cumulative Series C Preferred Stock had 250,000 shares authorized.  The Series classification of the remaining authorized preferred shares has not yet been determined and such designation is at the discretion of the board of directors.  There were no preferred shares outstanding as of December 31, 2009 and 2008.

Note 8 – Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At December 31, 2009 the Company has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

At December 31, 2009, the Company had net operating loss carryforwards of $23,869,174 that will expire between 2009 through 2029.

No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by the valuation allowance. Due to the change in the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes may be subject to annual limitations in the event of certain changes in ownership. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

OCTUS, INC.
Notes to Consolidated Financial Statements

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

Note 10 – Equity Line of Credit

 On December 6, 2009, OCTuS entered into a “Reserve Equity Financing Agreement” with AGS Capital Group, LLC (the “Facility”).  The signed agreement authorizes OCTuS to issue and sell up to $5,000,000 of the Company’s fully registered and tradable common stock.  These transactions will be made in compliance with the provisions of “Regulation D” of the Securities Act of 1933.   There have been no issuances under the Facility.

Note 11 – Subsequent Events

In January 2010, OCTuS entered into three three-month consulting agreements which call for OCTuS to issue 70,000 shares of common stock each month the contract is in force.

In January 2010, OCTuS entered into an investment advisory services contract which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  The term of the contract is three months and may be extended on a month to month basis.

In February 2010, OCTuS entered into a three-month consulting agreement which call for OCTuS to issue 15,000 shares of common stock each month the contract is in force.

In February 2010, OCTuS entered into a public relations contract which calls for OCTuS to issue 1,000,000 shares of common stock at a purchase price of $0.0001 per share.

During the first quarter of 2010, OCTuS issued convertible secured promissory notes (the “2010 Note”) with a principal amount of $30,000 to investors.  The 2010 Note bears interest at a rate of 10% per annum and is due two years from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the Note is issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of Common Stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the Common Stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the Common Stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the note a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The Note may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.35 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the Note, OCTuS issued warrants to the note holder to purchase 120,000 shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrants is 18 months.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures; Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.  Internal Control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s  asset that could have a material effect on the financial statement.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that as of December 31, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, notwithstanding that the Company’s financial statements and notes thereto are prepared and reviewed by management and that the Company’s chief financial officer reviewed each transaction during the periods covered by the report that had an effect on the Company’s financial statements included in the Form 10-Q, (2) the absence of personnel, other than the chief financial officer, with requisite expertise in the functional areas of finance and accounting, and (3) the absence of a functioning audit committee or outside directors on the Company’s board of directors.

Throughout the period covered by the report, the Company had no or minimal amounts of cash until the receipt of proceeds from issuance of convertible Notes at the end of June 2009 and December 2009 and limited active business activities.  To address the weaknesses identified above, management reviewed and performed an analysis of every transaction for the period covered by the report that had an impact on the Company’s financial statements included in the Form 10-K.  Accordingly, notwithstanding the existence of the material weaknesses described in this Item, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presents in accordance with U.S. generally accepted accounting principles.  The Company also intends to address the weaknesses identified above by adding more formalized accounting, control and disclosure procedures, by hiring additional personnel resources when the Company’s operations and financial position permit it to do so, by continuing to have the chief financial officer review all significant transactions affecting the Company’s financial statements, and by considering the appointment of outside directors and audit committee members in the future where appropriate.

Our independent registered public accounting firm, GBH CPAs, PC, has not issued an attestation report on the effectiveness of OCTuS’ internal control over financial reporting.

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

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each of our executive officers and directors and their current positions with the Company. The information set forth below was provided by these individuals:

NAME	POSITION HELD	DIRECTOR SERVICE	AGE
Christian Soderquist	President and Chief Executive Officer; Director	2009	41
George Ecker	Chief Financial Officer; Director	2009	50

Christian Soderquist, 41, has more than 17 years of experience founding, managing, capitalizing and selling companies. From 2004 to 2008 he served as a Director of Sierra Energy Corporation. From 2004 to 2007 he co-founded and was Managing Director of Crescendo, a luxury real estate investment firm that was acquired in 2008 by Abercrombie and Kent.  From 2007 to 2008 he was a business consultant to companies in a variety of industries. He also created and sold a marketing strategy firm that he grew to 130 clients, and founded and directed several software companies.  Previously, Mr. Soderquist managed two business incubators, Technology Development Center and Venture Lab, and served on the board of directors of the Sacramento Entrepreneurship Academy (of which he was president for three years), the Sacramento Area Regional Technology Alliance, and UC Davis Connect.  He earned a BS from Cal Poly, San Luis Obispo, and an MBA from the University of California, Davis.

George Ecker, 50, has over 25 years of entrepreneurial and management experience in international and domestic ventures.  He is presently the President and Director of Nova Mobility Systems, a company specializing in the design and manufacture of rugged handheld mobile computers.  From 2002 until 2006 Mr. Ecker was the President of the Channel Financial Group, a financial services company providing corporate finance consulting as well as strategic services to international private equity managers.  He holds a Bachelor of Science degree in Finance, with honors, from the University of the State of New York.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:
•	Honest and ethical conduct, including the ethical handling of actual or perceived conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.
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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

There was no compensation required to be report under this Item paid to our executive officers or directors for the fiscal years ended December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Christian J. Soderquist Chief Executive Officer	2009	19,230	-0-	-0-	-0-	19,230
Georg M. Ecker Chief Financial Officer	2009	19,230	-0-	-0-	-0-	19,230

The employment contracts for each officer stipulate that the annual compensation to each is $180,000 to be paid upon receipt of sufficient capital to meet the contractual obligations.  Both officers have waived their rights to the portion of their wages that remain unpaid as of December 31, 2009.

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

Under the terms of the restricted stock purchase agreements, a portion of the shares is subject to repurchase by the Company if certain milestones are not achieved before the first anniversary of the date of the purchase agreements.  For each of the following events that are not achieved before the first anniversary of the date of the purchase agreements, 25% of the shares are subject to repurchase by the Company at the original purchase price per share.  If all four milestones are achieved, then all repurchase rights of the Company will lapse.  The milestone events are:  completion of sale of equity securities of the Company with proceeds to the Company of $100,000 or more; execution by the Company of a license agreement or purchase contract with at least two third-party persons or entities to acquire or license technologies and/or products related to the Company’s intended business; receipt of revenues from the sale by the Company of products licensed or owned by the Company; and execution by the Company of a renewable energy and/or energy efficiency project contract.  In the event of a change in control of the Company, defined in the agreement to include events such as a merger or sale of assets transaction which results in more than a 50% change of ownership of the Company, all restrictions lapse and the shares will become fully vested. The milestones were met in their entirety prior to February 24, 2010 resulting in the lapse of all repurchase rights the Company held.

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

Stock Options/SAR Grants

We did not grant any stock options to our named executive officers during either fiscal 2009 or 2008. We do not have any outstanding stock appreciation rights.

Long Term Incentive Plans

As of December 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

There was no compensation paid to our directors for their services as directors during the fiscal year ended December 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Voting Stock as of April 12, 2010, by (i) each of our named executive officers and directors; (ii) our named executive officers and directors as a group; and (iii) shareholders known by us to beneficially own more than 5% of any class of our voting securities.  The beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, we believe that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., 803 Second Street, Suite 303, Davis, CA  95616.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Christian Soderquist	15,000,000 common shares Officer and Director*	34.20%

Common Stock	George Ecker	15,000,000 common shares Officer and Director*	34.20%

Common Stock	All officers and directors as a group	30,000,000 common shares	68.40%

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

Changes in Control

There are approximately 43,867,000 shares of common stock outstanding, and therefore the 30,000,000 shares issued pursuant to the purchase agreements entered into by Octus and Mr. Soderquist and Mr. Ecker collectively represent approximately 68% of the outstanding shares of the Company. A change in control of the Company therefore occurred by virtue of the issuance of shares to Mr. Ecker and Mr. Soderquist and their appointment as directors and officers of the Company.  Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B outside of these two share issuances.

Equity Compensation Plan Information

We have a stock option plan for option grants to our directors, officers, employees and consultants.  Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2009, we have reserved a total of 450,000 shares of common stock for exercise under the stock option plan.

As of December 31, 2009, there were two options outstanding and there has been no option transactions during the two years ended December 31, 2009.  The options outstanding were issued in August 2009 for a total of 35,000 shares at a strike price of $0.39 per share with a term of three years.

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

Related Party Transactions

A former officer and director paid certain expenses on behalf of Octus for periods prior to 2007.  As of December 31, 2009, amounts accrued and unpaid to this individual totaled $3,169 and are included in accounts payable - related parties.

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

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Pursuant to the employment agreement, OCTuS will pay Mr. Soderquist and Mr. Ecker a base annual salary of $180,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”).     The officers have agreed for an interim period to defer receipt of payment of some or all of their base salaries based on the outstanding achievements of one or more of the milestones described below and OCTuS’ ability to pay salaries. Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by OCTuS’ Compensation Committee or Board of Directors.  OCTuS issued to each person 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation during the year ended December 31, 2009.

Under the terms of the restricted stock purchase agreements, a portion of the shares is subject to repurchase by OCTuS if certain milestones are not achieved before the first anniversary of the date of the purchase agreements.  For each of the following events that are not achieved before the first anniversary of the date of the purchase agreements, 25% of the shares are subject to repurchase by OCTuS at the original purchase price per share.  If all four milestones are achieved, then all repurchase rights of OCTuS will lapse.  The milestone events are:  completion of sale of equity securities of OCTuS with proceeds to OCTuS of $100,000 or more; execution by OCTuS of a license agreement or purchase contract with at least two third-party persons or entities to acquire or license technologies and/or products related to OCTuS’s intended business; receipt of revenues from the sale by OCTuS of products licensed or owned by OCTuS; and execution by OCTuS of a renewable energy and/or energy efficiency project contract.  In the event of a change in control of OCTuS, defined in the agreement to include events such as a merger or sale of assets transaction which results in more than a 50% change of ownership of OCTuS, all restrictions lapse and the shares will become fully vested. The milestones were met in their entirety prior to February 24, 2010 resulting in the lapse of all repurchase rights the Company held.

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

During April 2009, two of our officers and directors, Christian J. Soderquist and George M. Ecker, each loaned OCTuS $5,000 to provide short-term working capital.  In November and December 2009, Mr. Soderquist loaned OCTuS an additional $17,500 and $5,250, respectively for total related party proceeds for the year end December 31, 2009 of $32,750.  These loans bear interest at 10% and are due upon demand.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal outside auditor is GBH CPAs, PC. Set forth below are the fees and expenses for GBH CPAs, PC for each of the last two years for the following services provided to us:

	2009	2008
Annual Audit Fees	$24,700	$11,000

Audit-Related Fees	-	-

Tax Fees	1,800	-

Other Fees	-	-

Total Fees	$24,700	$11,000

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services.  In its review of non-audit service fees and its appointment of GBH CPAs, PC as our independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by GBH CPAs, PC, in 2008 and 2009, were approved by the board of directors.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION
31.1	Section 302 Certification Annual Report on Form 10-K
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTUS, INC.

Dated: April 15, 2010	By:	/s/ Christian J. Soderquist
Christian J. Soderquist President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christian J. Soderquist	President Chief Executive Officer, Chairman	April 15, 2010
Christian J. Soderquist	(Principal Executive Officer)

/s/ George M. Ecker	Principal Financial and Accounting Officer,	April 15, 2010
George M. Ecker	Director