Form 10-Q
period 2010-03-31
OCTUS INC
filed 2010-05-24
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

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

As of May 24, 2010, the registrant had 44,767,072 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$-	$23,003
Accounts receivable – trade	5,700	-
Other current assets	1,686	1,686
TOTAL ASSETS	$7,386	$24,689

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$111,165	$102,236
Accrued liabilities	48,988	26,750
Accounts payable – related parties	4,993	4,993
Accrued liabilities – related parties	69,952	63,986
Stock payable	177,300	171,700
Notes payable	-	5,000
Notes payable – related parties	33,250	32,750
Convertible notes payable	125,000	88,500
Total current liabilities	570,648	495,915

LONG TERM LIABILITIES
Convertible notes, net of unamortized discount of $17,888 and $17,709, respectively	508,117	509,330
TOTAL LIABILITIES	1,078,765	1,005,245

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized
44,767,072 and 43,867,072 shares issued and outstanding, respectively	44,767	43,867
Additional paid-in capital	23,579,606	23,299,212
Accumulated deficit	(24,695,752)	(24,323,635)
Total stockholders' deficit	(1,071,379)	(980,556)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,386	$24,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

Revenues	$5,906	$-

General and administrative expenses	336,611	278,485

Loss from operations	(330,705)	(278,485)

Interest expense	(41,412)	(8,726)

Net loss	$(372,117)	$(287,211)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	44,290,294	25,103,739

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net loss	$(372,117)	$(287,211)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Share-based compensation	247,684	270,000
Amortization of debt discount	33,030	-
Change in operating assets and liabilities:
Increase in accounts receivable	(5,700)	-
Increase in accounts payable and accrued liabilities	31,167	7,206
Increase in accounts payable and accrued liabilities – related parties	6,433	10,680
Increase in stock payable	5,600	-

Net cash provided by (used in) operating activities	(53,903)	675

INVESTING ACTIVITIES
Deposits paid	-	(675)

Net cash used by investing activities	-	(675)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	30,000	-
Proceeds from short term debt – related party	500	-
Proceeds from exercise of warrants	400	-

Net cash provided by financing activities	30,900	-

Net change in cash	(23,003)	-

CASH AT BEGINNING OF PERIOD	23,003	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of note payable and accrued interest into convertible note payable	$5,455	$-
Debt discount from warrants issued with convertible debt	$33,210	$-
Conversion of accrued interest into convertible note payable - related party	$-	$38,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements of  OCTuS, Inc. (“OCTuS”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with  Management's Discussion and Analysis and the audited financial statements and notes thereto contained in our 2009 Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2009 as reported on Form 10-K have been omitted.

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

Loss Per Share

Basic loss per common share (“EPS”) calculations were determined by dividing net loss by the weighted average number of shares of common stock outstanding during the years.  Diluted loss per common share calculations were determined by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the three months ending March 31, 2010 and 2009 common stock equivalents were not included in the calculation, as their effect would be anti-dilutive.

Share-Based Compensation

OCTuS provides compensation costs for our stock option plans based on estimated fair values. OCTuS estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has a working capital deficit of $563,262, a stockholders’ deficit of $1,071,379 and an accumulated deficit of $24,695,752 as of March 31, 2010.  In addition, OCTuS has generated net losses of $372,117 and $287,211 during the three months ending March 31, 2010 and 2009, respectively, and currently has minimal revenue generated from operations.

We have licensed technologies and initiated energy savings projects and are actively seeking to continue and develop technologies and business opportunities in the smart energy sector, which may include the additional licensing, acquisition or development of smart energy and energy efficiency products or technologies as part of the OctusSEP (Smart Energy Platform). We anticipate the need for additional debt or equity financing, and if OCTuS raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.  However, OCTuS has no commitment from any party to provide additional capital, and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to OCTuS.

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

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Pursuant to the employment agreement, OCTuS will pay Mr. Soderquist and Mr. Ecker a base annual salary of $180,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”).     The officers have agreed for an interim period to defer receipt of payment of some or all of their base salaries based on the outstanding achievements of one or more of the milestones described below and OCTuS’ ability to pay salaries. Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by OCTuS’ Compensation Committee or Board of Directors.  OCTuS issued to each person 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation during the three months ended March 31, 2009.

Under the terms of the restricted stock purchase agreements, a portion of the shares is subject to repurchase by OCTuS if certain milestones are not achieved before the first anniversary of the date of the purchase agreements.  For each of the following events that are not achieved before the first anniversary of the date of the purchase agreements, 25% of the shares are subject to repurchase by OCTuS at the original purchase price per share.  As determined by the Board of Directors on May 1, 2010 all four milestones have been achieved, and the repurchase rights of OCTuS lapsed.

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

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Notes Payable

During April 2009, a third party loaned OCTuS $5,000 to provide short-term working capital.  This loan bears interest at 10% and is due upon demand.  In February 2010 the loan balance of $5,000 and related accrued interest of $455 was converted into a convertible note payable bearing interest at 10% and further described in Note 6.

Note 5 – Notes Payable - Related Parties

During April 2009, two of our officers and directors, Christian J. Soderquist and George M. Ecker, each loaned OCTuS $5,000 to provide short-term working capital.  These loans bear interest at 10% and are due upon demand.

During the year ended December 31, 2009 and in February 2010, Mr. Soderquist loaned OCTuS $27,750 and $500, respectively for total proceeds of $28,250 to the Company.  These loans bear interest at 10% and are due upon demand.

Note 6 – Convertible Notes Payable

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to another party who already held a promissory note in the amount of $113,747.  The terms of the new combined $480,539 note were modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense under borrowings from this party during the three months ending March 31, 2010 was $3,204.  The current portion of this note is $110,000 at March 31, 2010.

In June through December of 2009 and during the first quarter of 2010, OCTuS issued convertible secured promissory notes (the “Note”) with an aggregate principal amount of $135,000 and $30,000, respectively, to investors.  Also during the three months ended March 31, 2010, OCTuS issued a convertible note in exchange for another promissory note and accrued interest of $5,455.  The Notes bear interest at a rate of 10% per annum and is due one year from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the Note is issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of Common Stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the Common Stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the Common Stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the note a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The Note may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.30 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the Notes, OCTuS issued warrants during the year ended December 31, 2009 and the three months ended March 31, 2010 to the note holders to purchase 190,000 shares and 202,000 shares, respectively, of OCTuS’ common stock at an exercise price of $0.10 and $0.01, respectively, per share.  The term of the warrants is from 180 days to eighteen months. The relative fair value of the warrants was $59,000 and $79,098, respectively.  The intrinsic values of the conversion features totaled $63,817 and $13,112, respectively resulting in discounts of $122,817 and $33,210, respectively to the notes payable. The discount will be amortized over the period from the commitment date until the notes become convertible by the holder.  The details are as follows:

Face value of convertible notes payable	$650,994
Less: discount related to warrants	(79,098)
discount related to conversion feature	(76,929)
Add: amortization of debt discount	138,150
Carrying value of notes at March 31, 2010	$633,117

Note 7 – Equity

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the three months ended March 31, 2010, valued at $7,500 and recorded as share-based compensation.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In October 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock each month the contract is in force.  During the three months ended March 31, 2010 OCTuS accrued $5,600 of stock payable for the 20,000 shares due in January 2010 per the agreement.  As of March 31, 2010, OCTuS had a total stock payable of $177,300 for unissued common shares to various consultants.

 On December 6, 2009, OCTuS entered into a “Reserve Equity Financing Agreement” with AGS Capital Group, LLC (the “Facility”).  The signed agreement authorized OCTuS to issue and sell up to $5,000,000 of the Company’s fully registered and tradable common stock.  These transactions will be made in compliance with the provisions of “Regulation D” of the Securities Act of 1933.   As of March 31, 2010, there have been no issuances under the Facility.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $4,000 stipend each month the contract is in force.  OCTuS issued 60,000 shares under this agreement during the quarter ended March 31, 2010, valued at $10,000 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  The consultant terminated the contract in March 2010. OCTuS issued 60,000 shares under this agreement during the three months ended March 31, 2010, valued at $18,900 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to a consultant each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended March 31, 2010, valued at $26,100 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended
March 31, 2010, valued at $23,400 and recorded as share-based compensation.

In February 2010, OCTuS entered into a three-month consulting agreement which call for OCTuS to issue 15,000 shares of common stock each month the contract is in force. OCTuS issued 30,000 shares under this agreement during the quarter ended
March 31, 2010, valued at $6,900 and recorded as share-based compensation.

In February 2010, OCTuS entered into a six-month consulting agreement which calls for OCTuS to issue 1,000,000 shares of common stock for services.  All services were not preformed as originally agreed and 500,000 shares were returned by the consultant and cancelled by OCTuS.  For the services that were performed, OCTuS agreed that the consultant could keep the remaining 500,000 shares which were valued at $150,000 and recorded as share-based compensation.

Warrant and option activity during the three months ended March 31, 2010 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2009	540,000	$0.10	0.45
Granted	202,000	0.01	1.37
Exercised	(40,000)	0.01	1.36
Forfeited	-	-	-
Outstanding and exercisable at March 31, 2010	702,000	$0.08	0.93

As of March 31, 2010, all warrants outstanding had an intrinsic value of $112,860.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2009	60,000	$0.36	2.60
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at March 31, 2010	60,000	$0.36	2.38

For the three months ended March 31, 2010, OCTuS amortized $4,884 of share-based compensation relating to the options.  As of March 31, 2010, all options outstanding had no intrinsic value.

OCTuS estimates the fair value of each warrant and option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2010 as follows:

March 31, 2010
Dividend yield	0.00%
Expected volatility	318%
Risk free interest rate	0.82%
Expected lives in years	1.5

Note 8 – License Agreements

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

In February, 2010, we entered into a seven-year, non-exclusive license agreement with EcoNexus, LLC, whereby we were granted certain rights to EcoNexus’s Environmental Impact Manager technology. If and when Octus develops a commercial product based on the EcoNexus technology, Octus will grant 100,000 shares of common stock to EcoNexus. In addition, Octus will pay EcoNexus a royalty of one and three quarters percent (1.75%) based upon net sales of the licensed and develop product over the term of the agreement. As of May 22, 2010, Octus has not completed development of the commercial product based on the EcoNexus technology, and thus no consideration has been granted, to date, to EcoNexus.

Note 9 – Subsequent Events

In May 2010, OCTuS issued a Note with a face value of $100,000 and warrants to purchase 400,000 shares of common stock at a purchase price of $0.01 per share.  The warrants have a term of eighteen months.

In May 2010, OCTuS entered into an Asset Purchase Agreement and related agreements with Quantum Energy Solutions, Inc., a California corporation ("Quantum"), pursuant to which OCTuS will purchase substantially all of the assets of Quantum for a purchase price subject to certain post-closing adjustments described in the agreement, and OCTuS to assume certain liabilities of Quantum. Consideration to be paid and liabilities assumed by OCTuS in the transaction include:

- 150,000 shares of common stock granted to Quantum
- Assumption of approximately $89,000 in Quantum accounts payable and credit facilities
- Assumption of $130,000 in Quantum long-term debt
- Assumption of approximately $53,000 in Quantum accounts receivable
- Two-year consulting agreement with Quantum President Jim Collins

OCTuS will offer employment to all active employees of Quantum and continue relationships with independent contractors of Quantum as of the closing date.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report for the year ended December 31, 2009 filed on Form 10-K.

Overview

OCTuS is a smart energy management company developing, marketing and selling energy-efficient lighting, cooling and energy management solutions that enable public sector and private organizations to reduce their energy expenses. OCTuS has developed OctusSEP (Smart Energy Platform), a turnkey energy savings platform for the energy management of commercial, industrial and institutional buildings.

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

On August 20, 2009 we announced our affiliation with the California Lighting Technology Center (CLTC) and the Western Cooling Efficiency Center (WCEC) to further development and deployment the Octus Smart Energy Platform. CLTC and WCEC are part of the University of California, Davis Energy Efficiency Center, and are supported by leading companies, utilities and federal and state energy organizations.

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

On December 7, 2009, we announced a definitive agreement with AGS Capital Group, a New York-based value fund, to provide investment capital of up to $5 million through a reserve equity financing facility.

On January 29, 2010, we announced the addition of two technology industry executives to our management team: Dave Glende as Senior Manager, Smart Energy Services, and John Walter as Senior Manager, Smart Energy Products.

On April 19, 2010, we announced the addition of commercial real estate and product marketing executives to our management team: George Condon as Development Manager, Smart Energy Projects, and Katie Bolich as Marketing Manager, OctusSEP.

On April 21, 2010 we announced a contract to test and demonstrate energy-efficient LED parking garage fixtures for one of the largest hotel-casinos in Northern California.

We anticipate the need for additional debt or equity financing, and if the Company raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We realized revenue of $5,906 during the three months ended March 31, 2010 from product sales and execution of energy projects.  We did not realize any revenues during the three months ended March 31, 2009.

During the three months ended March 31, 2010, our general and administrative expenses were $336,611, as compared to $278,485 for the three months ended March 31, 2009. The increase of $58,126 was primarily due to an increase in salary expense of $51,918 from $0 during the three months ended March 31, 2009 to $51,918 during the three months ending March 31, 2010.  The other general and administrative expenses consisted primarily of rent and office supplies.

Interest expense for the three months ended March 31, 2010 was $41,412 compared to $8,726 incurred for the three months ended March 31, 2009. The increase of $32,686 was due to a higher debt balance during the 2010 period.

During the three months ended March 31, 2010, we reported a net loss of $372,117, or $0.01 per share, compared to a net loss of $287,211, or $0.01 per share, for the three months ended March 31, 2009. We expect to incur losses at least until such time as we begin generating significant revenue from operations.

Liquidity and Capital Resources

For the three months ended March 31, 2010, we incurred a net loss of $372,117 that included $247,684 of noncash share-based compensation expense. Our total assets were $7,386 as of March 31, 2010.  Our current liabilities were $570,648 as of March 31, 2010, including $160,153 in accounts payable and accrued liabilities, $74,945 in accounts payable and accrued liabilities due to related parties $125,000 in current portion of convertible notes, $33,250 of short-term debt to related parties and $177,300 of common stock payable. We also had $508,117 in the long-term portion of convertible debt.

At March 31, 2010, we had no cash on hand.  In May 2010, we issued a convertible secured promissory note with a principal amount of $100,000 to an investor. We cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that our officers and directors or others will continue to fund us. Should we be unable to obtain revenues or raise additional capital, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

Our Plan of Operations for the Next Twelve Months

Over the past year we have actively pursued technologies and business opportunities in the smart energy sector, and we continue to pursue such technologies and opportunities. We have recruited management, advisors and affiliates who we believe have sufficient experience to review and qualify such technologies and business opportunities. Although we continue to seek such opportunities, we may not consummate any such transactions beyond what have been consummated to date, and it is possible such transactions would not generate sufficient revenue to sustain our operations.

In May 2010, the OCTuS raised $100,000 in new capital.  Management believes that we will be able to sustain our operations through the summer. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that anyone will continue to fund us. Should we be unable to obtain additional funds or finance growth through ongoing operations, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

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

We believe the following factors drive demand for smart energy efficiency services by facility owners in the U.S. commercial, industrial and M.U.S.H. markets:

•	The potential for immediate return on investment and demonstrable long-term cost savings resulting from the installation of smart energy efficiency solutions;
•	Concerns regarding the substantial and volatile cost of energy, the adverse implication of global climate change and the desire for energy independence;
•	Increasing pressure on corporations and public sector organizations to establish and attain sustainability goals;
•	Increasing regulatory pressure on utilities to include energy efficiency and renewable energy in their resource plans;
•	The availability of rebates and tax incentives at the federal, state, and regional levels for organizations that reduce their energy consumption;
•	Existing and prospective government mandates to improve the efficiency of M.U.S.H. facilities;
•
The allocation of funds under the American Recovery and Reinvestment Act of 2009 ("ARRA") to promote energy efficiency and alternative energy projects in federal, state and local municipal facilities; and

•	The migration toward a low-carbon economy which will potentially place a price or tax on the carbon emissions of our clients.

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
•
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

•	Octus SmartCenter, an IP-based energy services appliance that wirelessly networks and optimizes the energy-efficiency of commercial lighting and HVAC systems.

•	Octus SmartPortal, Web-based energy management software that enables building owners and managers to monitor, control, and manage energy use within their facilities.

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

Our Smart Energy Projects business provides energy engineering, consulting and financing services. These services target development and implementation of energy-efficient lighting, HVAC, energy management and renewable energy projects for commercial, industrial and municipal building owners. Our customers reduce energy use and costs, improve reliability, and maximize the operating efficiency of their buildings.  In May 2010, we signed a definitive agreement to acquire certain assets of Quantum Energy Solutions, Inc. If the transaction is closed, our ability to secure and implement smart energy projects will improve.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that as of March 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, notwithstanding that the Company’s financial statements and notes thereto are prepared and reviewed by management and that the Company’s chief financial officer reviewed each transaction during the periods covered by the report that had an effect on the Company’s financial statements included in the Form 10-Q, (2) the absence of personnel, other than the chief financial officer, with requisite expertise in the functional areas of finance and accounting, and (3) the absence of a functioning audit committee or outside directors on the Company’s board of directors.

Throughout the period covered by the report, the Company had minimal amounts of cash and limited active business activities.  To address the weaknesses identified above, management reviewed and performed an analysis of every transaction for the period covered by the report that had an impact on the Company’s financial statements included in the Form 10-Q.  Accordingly, notwithstanding the existence of the material weaknesses described in this Item, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presents in accordance with U.S. generally accepted accounting principles.  The Company also intends to address the weaknesses identified above by adding more formalized accounting, control and disclosure procedures, by hiring additional personnel resources when the Company’s operations and financial position permit it to do so, by continuing to have the chief financial officer review all significant transactions affecting the Company’s financial statements, and by considering the appointment of outside directors and audit committee members in the future where appropriate.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2009, and strongly encourage you to review the Form 10-K and other reports that we filed with the SEC after the filing of the Form 10-K.  Except as described below in Part II, Item 5, “Other Information,” which disclosure is incorporated herein by this reference, there have been no material changes from the risk factors disclosed in that section of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the three months ended March 31, 2010, valued at $7,500 and recorded as share-based compensation.

In October 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock each month the contract is in force.  During the three months ended March 31, 2010 OCTuS accrued $5,600 of stock payable for the 20,000 shares due in January 2010 per the agreement.  As of March 31, 2010, OCTuS had a total stock payable of $177,300 for unissued common shares.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $4,000 stipend each month the contract is in force.  OCTuS issued 60,000 shares under this agreement during the quarter ended March 31, 2010, valued at $10,000 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  The consultant terminated the contract in March 2010. OCTuS issued 60,000 shares under this agreement during the three months ended March 31, 2010, valued at $18,900 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to a consultant each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended March 31, 2010, valued at $26,100 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended March 31, 2010, valued at $23,400 and recorded as share-based compensation.

In February 2010, OCTuS entered into a three-month consulting agreement which call for OCTuS to issue 15,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the quarter ended March 31, 2010, valued at $6,900 and recorded as share-based compensation.

In February 2010, OCTuS entered into a six-month consulting agreement which calls for OCTuS to issue 1,000,000 shares of common stock for services.  All services were not preformed as originally agreed and 500,000 shares were returned by the consultant and cancelled by OCTuS.  For the services that were performed, OCTuS agreed that the consultant could keep the remaining 500,000 shares which were valued at $150,000 and recorded as share-based compensation.

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

OCTuS, Inc., a Nevada corporation

May 24, 2010	By:	/s/ Christian Soderquist
Christian Soderquist Chief Executive Officer and a Director