Form 10-Q
period 2010-06-30
OCTUS INC
filed 2010-08-23
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number: 0-21092

OCTuS, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2020 Research Drive, Davis, California 95618
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

As of August 23, 2010, the registrant had 45,624,072 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$347,237	$23,003
Accounts receivable – trade	29,554	-
Deferred financing costs, net	28,750	-
Other current assets	1,686	1,686
TOTAL CURRENT ASSETS	407,227	24,689
Goodwill	212,782	-
TOTAL ASSETS	$620,009	$24,689

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$190,490	$102,236
Accrued liabilities	106,040	26,750
Accounts payable – related parties	4,993	4,993
Accrued liabilities – related parties	119,691	63,986
Stock payable	177,300	171,700
Notes payable	87,727	5,000
Notes payable – related parties	33,250	32,750
Convertible notes payable – current portion	544,257	88,500
Total current liabilities	1,263,748	495,915

LONG TERM LIABILITIES
Notes payable – long term	86,667	-
Convertible notes, net of unamortized discount of $80,743 and $17,709, respectively	525,994	509,330
TOTAL LIABILITIES	1,876,409	1,005,245

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value, 250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 45,564,072 and 43,867,072 shares issued and outstanding, respectively	45,564	43,867
Additional paid-in capital	23,741,669	23,299,212
Accumulated deficit	(25,043,633)	(24,323,635)
Total stockholders' deficit	(1,256,400)	(980,556)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$620,009	$24,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

Revenues	$2,930	$-	$8,837	$-

Cost of goods sold	16,458	-	16,458	-

Gross margin	(13,528)	-	(7,621)	-

General and administrative expenses	247,622	169,981	584,241	448,466

Loss from operations	(261,150)	(169,981)	(591,862)	(448,466)

Interest expense	(86,725)	(3,055)	(128,136)	(11,781)

Net loss	$(347,875)	$(173,036)	$(719,998)	$(460,247)

Per share information - basic and diluted

Net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding	45,141,599	43,612,072	44,732,796	34,573,812

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net loss	$(719,998)	$(460,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	261,079	282,500
Amortization of deferred financing cost	1,250	-
Amortization of debt discount	106,921	242
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,308	-
Increase in accounts payable and accrued liabilities	104,653	147,450
Increase in accounts payable and accrued liabilities – related parties	56,160	14,049
Increase in stock payable	5,600	-

Net cash used in operating activities	(181,027)	(16,006)

INVESTING ACTIVITIES
Deposits paid	-	(1,175)

Net cash used by investing activities	-	(1,175)

FINANCING ACTIVITIES
Cash paid for deferred financing costs	(30,000)	-
Payment on line of credit acquired	(859)	-
Proceeds from convertible notes payable	630,000	100,000
Payments on convertible notes payable	(100,000)	-
Proceeds from short term debt – related party	500	10,000
Proceeds from exercise of warrants	5,620	-
Proceeds from notes payable	-	5,000

Net cash provided by financing activities	505,261	115,000

Net change in cash	324,234	97,819

CASH AT BEGINNING OF PERIOD	23,003	-

CASH AT END OF PERIOD	$347,237	$97,819

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,922	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of note payable and accrued interest into convertible note payable	$5,455	$-
Debt discount from warrants issued with convertible debt	$169,955	$100,000
Conversion of accrued interest into convertible note payable - related party	$-	$38,686
Net assets acquired in business combination for common stock	$7,500	$-

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

Principles of Consolidation

The financial statements include the business combination of Quantum Energy Solutions, Inc. as of June 30, 2010.   All significant intercompany transactions and balances, if any, have been eliminated in consolidation.

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

Loss Per Share

Basic loss per common share (“EPS”) calculations were determined by dividing net loss by the weighted average number of shares of common stock outstanding during the years.  Diluted loss per common share calculations were determined by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the six months ending June 30, 2010 and 2009 common stock equivalents were not included in the calculation, as their effect would be anti-dilutive.

Share-Based Compensation

OCTuS provides compensation costs for our stock option plans based on estimated fair values. OCTuS estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Subsequent Events

OCTuS has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has a working capital deficit of $856,521, a stockholders’ deficit of $1,256,400 and an accumulated deficit of $25,043,633 as of June 30, 2010.  In addition, OCTuS has generated net losses of $719,998 and $460,247 during the six months ending June 30, 2010 and 2009, respectively, and currently has minimal revenue generated from operations.

We have licensed technologies and initiated energy savings projects and are actively seeking to continue development of technologies and business opportunities in the smart energy sector, which may include the additional licensing, acquisition or development of smart energy and energy efficiency products or technologies as part of the OCTuSSEP (Smart Energy Platform). We anticipate the need for additional debt or equity financing, and if OCTuS raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.  However, OCTuS has no commitment from any party to provide additional capital, and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to OCTuS.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of OCTuS to continue as a going concern.

Note 3 – Business Combination

Purchase of Quantum Energy Solutions, Inc.

On June 10, 2010, OCTuS entered into an Asset Purchase Agreement and related agreements with Quantum Energy Solutions, Inc., a California corporation (“Quantum”).  Effective June 30, 2010, the acquisition of Quantum has been accounted for using purchase accounting since OCTuS acquired substantially all of the assets, debts, employees, intangible contracts and business of Quantum.

The purchase price included 150,000 shares of OCTuS common stock, valued at $7,500 on the date of the transaction closing which was June 10, 2010, at $0.05 per share, plus assumption of approximately $62,891 in accounts payable and accrued expenses; assumption of a line of credit facility with a balance of $45,253 and assumption of a 3-year promissory note to the seller for $130,000.

OCTuS entered into various employment and consulting arrangements with Quantum employees and a former owner where OCTuS issued 700,000 stock options to purchase common stock at exercise prices ranging from $0.06 to $0.11 per share.  OCTuS estimated the fair market value of these stock options to be $38,513 using a Black Scholes pricing model and will be amortized over the future requisite service period.  During the six months ended June 30, 2010, $1,870 of share based compensation relating to these options was recognized.   The two year consulting arrangement with a former owner of Quantum included additional compensation of (i) a monthly cash payment of $5,000 and (ii) commissions on contracts originated by the consultant on Quantum projects of 10% of the gross margin payable in common stock; 30% of the gross margin payable in cash on projects invoiced in the first 90 days after consummation of the purchase; 20% of the gross margin payable in cash on projects invoiced in the second 90 days after purchase; and 10% of the gross margin payable in cash for projects invoiced thereafter through the end of the two year term.  All additional compensation described above occurs after the purchased accounts payable have been paid for.

On June 10, 2010, OCTuS assumed a three-year promissory note with the former principal owner of Quantum in the amount of $130,000.  The note has a simple interest rate of 6% per year.  No later than the 10th day of each month, OCTuS shall pay 36 equal monthly payments of $3,955 for principal and interest (assuming no further principal payments are made as further described) and make principal reduction payments as may occur of 10% of the gross margin of revenue received over the prior 30 days from projects initiated by former Quantum employees or principals.  OCTuS may prepay any or this entire note and accrued interest with no penalty any time before the maturity of the note.  In June 2010, the former principal of Quantum and OCTuS agreed to assign this note to a trust administered by the former principal owner of Quantum.    In addition, OCTuS assumed the outstanding balance of $45,253 owed under a Line of Credit Facility with a variable interest rate currently at 7.25%.  The total line of credit capacity is $50,000, but OCTuS cannot borrow under the line of credit.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded in goodwill.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$-
Accounts receivable	32,862
Goodwill	212,782
Total assets acquired	245,644

Accounts payable and accrued expenses	62,891
Line of credit	45,253
Long term debt	130,000
Total liabilities assumed	238,144
Net assets acquired	$7,500

The allocation of the purchase price was based on preliminary estimates and is provisional.  Estimates and assumptions are subject to change upon the receipt of management’s review of the final amounts and final tax returns.  This final evaluation of net assets acquired is expected to be completed as soon as a final accounting is performed but no later than one year from the acquisition date.  Any future changes in the value of the net assets acquired will be offset by a corresponding change in goodwill.

The following unaudited pro-forma combined condensed financial statements are based on the unaudited historical financial statements of Quantum and OCTuS after giving effect to the acquisition of Quantum. The unaudited pro-forma condensed combined statements of operations for the six months ended June 30, 2010 and 2009 and three months ended June 30, 2010 and 2009, is presented as if the acquisition had taken place on the first day of each period by combining the unaudited historical results of Quantum and OCTuS.

The unaudited pro-forma results were as follows:
OCTuS, Inc.
Unaudited Pro-forma Statements of Operations

	For the Six Months Ended June 30, 2010
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments	Pro-forma Condensed Combined
Revenues	$8,837	$112,908	$-	$121,745
Cost of sales	16,458	48,679	-	65,137
Gross profit (loss)	(7,621)	64,229	-	56,608
Operating expenses	(584,241)	(132,371)	-	(716,612)
Interest expense	(128,136)	(1,531)	-	(129,667)
Net loss	$(719,998)	$(69,673)	$-	$(789,671)

Net loss per share - basic and diluted	$(0.02)			$(0.02)
Weighted average shares outstanding -basic and diluted	44,732,796		150,000(a)	44,882,796

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	For the Six Months Ended June 30, 2009
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments	Pro-forma Condensed Combined
Revenues	$-	$477,412	$-	$477,412
Cost of sales	-	141,121	-	141,121
Gross profit (loss)	-	336,291	-	336,291
Operating expenses	(448,466)	(166,849)	-	(615,315)
Interest expense	(11,781)	(792)	-	(12,573)
Net income (loss)	$(460,247)	$168,650	$-	$(291,597)

Net loss per share - basic and diluted	$(0.01)			$(0.01)
Weighted average shares outstanding -basic and diluted	34,573,812		150,000(a)	34,723,812

The unaudited pro-forma condensed combined statements of operations for the three months ending June 30, 2010 and 2009, respectively is presented as if the acquisition had taken place on January 1, 2010 and 2009, respectively by combining the unaudited historical results of Quantum and OCTuS.

	For the Three Months Ended June 30, 2010
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments		Pro-forma Condensed Combined
Revenues	$2,930	$36,176		$-	$39,106
Cost of sales	16,458	25,081		-	41,539
Gross profit (loss)	(13,528)	11,095		-	(2,433)
Operating expenses	(247,622)	(49,955)		-	(297,577)
Interest expense	(86,725)	(513)		-	(87,238)
Net loss	$(347,875)	$(39,373)	$		$(387,248)

Net loss per share - basic and diluted	$(0.01)				$(0.01)
Weighted average shares outstanding -basic and diluted	45,141,599			150,000(a)	45,291,599

	For the Three Months Ended June 30, 2009
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments	Pro-forma Condensed Combined
Revenues	$-	$78,110	$-	$78,110
Cost of sales	-	60,905	-	60,905
Gross profit (loss)	-	17,205	-	17,205
Operating expenses	(169,981)	(78,603)	-	(248,584)
Interest expense	(3,055)	(159)	-	(3,214)
Net loss	$(173,036)	$(61,557)	$-	$(234,593)

Net loss per share - basic and diluted	$(0.01)			$(0.01)
Weighted average shares outstanding -basic and diluted	43,612,072		150,000(a)	43,762,072

(a)	OCTuS issued 150,000 shares as consideration of the purchase of Quantum. The pro-forma adjustment treats the shares as having been issued at the first day of each period.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Related Party Transactions

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

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Pursuant to the employment agreement, OCTuS will pay Mr. Soderquist and Mr. Ecker a base annual salary of $180,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”).  The officers have agreed to waive all accrued salaries during 2009 in the amount of $181,538 and have accepted annual base salaries of $120,000 each from January through June 2010 initiating the agreed salaries of $180,000 beginning July 1, 2010.  Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by OCTuS’ Compensation Committee or Board of Directors.  OCTuS issued to each person 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation during the six months ended June 30, 2009.

Under the terms of the restricted stock purchase agreements, a portion of the shares were subject to repurchase by OCTuS if four business milestones were not achieved before the first anniversary of the date of the purchase agreements.  For each of the business milestones that were not achieved before the first anniversary of the date of the purchase agreements, 25% of the shares were subject to repurchase by OCTuS at the original purchase price per share.  As determined by the Board of Directors on May 1, 2010 all four milestones have been achieved, and the repurchase rights of OCTuS lapsed.

There were 43,437,072 shares of common stock outstanding after the issuance of the shares in accordance with the purchase agreements.

Each employment agreement provides that if the employment of the officer is terminated by OCTuS without cause (as defined in the employment agreement) or by the officer for good reason (as defined in the employment agreement) or upon his death, the officer (or his estate) is entitled to receive in cash payment an amount equal to all previously accrued but unpaid compensation as of the date of such termination, and a lump sum payment equal to the amount of the Base Salary that the officer would have earned if the officer had remained employed with OCTuS during the remaining portion of the then-current term.

Note 5 – Notes Payable

During April 2009, a third party loaned OCTuS $5,000 to provide short-term working capital.  This loan bears interest at 10% and is due upon demand.  In February 2010, the loan balance of $5,000 and related accrued interest of $455 was converted into a convertible note payable bearing interest at 10% and further described in Note 7.

Note 6 – Notes Payable - Related Parties

During April 2009, two of our officers and directors, Christian J. Soderquist and George M. Ecker, each loaned OCTuS $5,000 to provide short-term working capital.  These loans bear interest at 10% and are due upon demand.

During the year ended December 31, 2009 and in February 2010, Mr. Soderquist loaned OCTuS $27,750 and $500, respectively, for total proceeds of $28,250 to the Company.  These loans bear interest at 10% and are due upon demand.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Convertible Notes Payable

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to another party who already held a promissory note in the amount of $113,747.  The terms of the new combined $480,539 note were modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense under borrowings from this party during the six months ending June 30, 2010 was $6,408.  The current portion of this note is $125,000 at June 30, 2010.

For the year ended December 31, 2009 and during the six months ended June 30, 2010, OCTuS issued convertible secured promissory notes with a principal amount of $135,000 and $30,000, respectively, to investors.  The notes bear interest at a rate of 10% per annum and is due one year from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the notes are issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of common stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the common stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the common stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the notes a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The notes may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.30 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the notes, OCTuS issued warrants to the note holders to purchase 540,000 and 120,000, respectively, shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrants is 18 months. The relative fair value of the warrants was $59,000 and $32,954, respectively.  The intrinsic value of the conversion feature totaled $63,817 and $13,112, respectively, resulting in a discount of $122,817 and $32,210, respectively, to the notes payable.

In May 2010, OCTuS issued a convertible secured promissory note with a principal value of $100,000 to an investor.  The note had a stated interest rate of 10% and is due May 2013.  Accrued interest was to be paid semi-annually with the first payment due six months after the date the note was issued.  The note contained a conversion option where the unpaid principal and interest due could be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.30 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the note, OCTuS issued warrants to the same investor to purchase 400,000 shares of common stock at an exercise price of $0.01 per share.  The term of the warrants was eighteen months.  The relative fair value of the warrants was $38,544 resulting in an initial discount.  The conversion feature had no intrinsic value at the date of inception.  In June, OCTuS repaid the $100,000 note and cancelled the outstanding warrants resulting in the accelerated amortization of the discount of $38,544 into interest expense.

In June 2010, OCTuS issued a convertible secured promissory note with a principal value of $500,000 to an investor.  The note has a stated interest rate of 12% and is due in June, 2011.  No payments of principal or interest are due to be paid until the date of maturity.  At any time commencing ninety (90) days after the date of issuance of this note and before the maturity date or earlier conversion of this note, the holder, at holder’s option and upon five (5) days prior written notice to the Company, may convert in whole or in part the outstanding principal and accrued but unpaid interest of this note into a number of shares of common stock determined by the greater of $0.30 per share or at 70% of the average closing price of the common stock on, for the ten trading days ending five days before the conversion date.  OCTuS issued warrants in conjunction with this note to purchase 2,500,000 shares of common stock at an exercise price of $0.01 per share.  The term of the warrants is eighteen months.  The relative fair vale of the warrants was $98,201 resulting in an initial discount.  The conversion feature had no intrinsic value at the date of inception.  OCTuS recorded a deferred financing cost associated with a payment of $30,000 to an unrelated third party as a finder’s fee for this note.  The deferred financing cost is being amortized over the one-year maturity period of the convertible note resulting in $1,250 in interest expense for the six-months ended June 30, 2010.

The respective discounts will be amortized over the period from the commitment date until the notes become convertible by the holder.  The details are as follows:

Face value of convertible notes payable	$1,150,994
Less: discount related to warrants	(215,843)
discount related to conversion feature	(76,929)
Add: amortization of debt discount	212,029
Carrying value of notes at June 30, 2010	$1,070,251

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Equity

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 50,000 shares under this agreement during the six months ended June 30, 2010, valued at $9,300 and recorded as share-based compensation.

In October 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock each month the contract is in force.  During the six months ended June 30, 2010 OCTuS accrued $5,600 of stock payable for the 20,000 shares due in January 2010 per the agreement.  As of June 30, 2010, OCTuS had a total stock payable of $177,300 for unissued common shares to various consultants.

On December 6, 2009, OCTuS entered into a “Reserve Equity Financing Agreement” with AGS Capital Group, LLC (the “Facility”).  The signed agreement authorized OCTuS to issue and sell up to $5,000,000 of the Company’s fully registered and tradable common stock.  These transactions will be made in compliance with the provisions of “Regulation D” of the Securities Act of 1933.   As of June 30, 2010, there have been no issuances under the Facility.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $4,000 stipend each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the six months ended June 30, 2010, valued at $13,350 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  The consultant terminated the contract in March 2010. OCTuS issued 60,000 shares under this agreement during the six months ended June 30, 2010, valued at $18,900 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to a consultant each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended June 30,, 2010, valued at $26,100, and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended
March 31, 2010, valued at $23,400 and recorded as share-based compensation.  At the end of May 2010, OCTuS entered into a new six month consulting agreement with the same consultant which calls for OCTuS to issue 25,000 shares of common stock each month the contract is in force.  OCTuS issued 50,000 shares, valued at $4,345, and recorded as share-based compensation for the three months ended June 30, 2010.

In February 2010, OCTuS entered into a three-month consulting agreement which call for OCTuS to issue 15,000 shares of common stock each month the contract is in force. OCTuS issued 30,000 shares under this agreement during the quarter ended
March 31, 2010, valued at $6,900, and recorded as share-based compensation. In June, 2010, OCTuS entered into a new consulting agreement with this same consultant which calls for OCTuS to issue 10,000 shares of common stock each month the agreement is in force.  OCTuS a total of 25,000 shares under the old and new consulting agreements for the three months ended June 30, 2010 valued at $2,000, and recorded as share-based compensation.

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

During the six months ended June 30, 2010, OCTuS issued 562,000 common shares in connection with the exercise of warrants for $5,620.

In June 2010, OCTuS entered into various employment and consulting arrangements with Quantum employees and a former owner where OCTuS issued 700,000 stock options to purchase common stock at exercise prices ranging from $0.06 to $0.11 per share.  OCTuS estimated the fair market value of these stock options to be $38,513 using a Black Scholes pricing model and will be amortized over the future requisite service period.  During the six months ended June 30, 2010, $1,870 of share based compensation relating to these options was recognized.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Warrant and option activity during the six-months ended June 30, 2010 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2009	540,000	$0.01	1.10
Granted	3,102,000	0.01	1.45
Exercised	(562,000)	0.01	-
Forfeited or cancelled	(500,000)	-	-
Outstanding and exercisable at June 30, 2010	2,580,000	$0.01	1.45

As of June 30, 2010, all warrants outstanding had an intrinsic value of $180,600.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2009	60,000	$0.36	2.60
Granted	700,000	0.07	1.63
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at June 30, 2010	760,000	$0.10	1.80

For the six months ended June 30, 2010, OCTuS amortized $6,784 of share-based compensation relating to the options.  As of June 30, 2010, all options outstanding had intrinsic value of $11,000 and unamortized share-based compensation of $36,643.

OCTuS estimates the fair value of each warrant and option at the grant date by using the Black-Scholes option-pricing model with the following range of assumptions used for grants during the six months ended June 30, 2010 as follows:

June 30, 2010
Dividend yield	0.00%
Expected volatility	158% - 318%
Risk free interest rate	0.74% - 0.82%
Expected lives in years	1.5-3.0

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – License Agreements

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

In February, 2010, we entered into a seven-year, non-exclusive license agreement with EcoNexus, LLC, whereby we were granted certain rights to EcoNexus’s Environmental Impact Manager technology. If and when OCTuS develops a commercial product based on the EcoNexus technology, OCTuS will grant 100,000 shares of common stock to EcoNexus. In addition, OCTuS will pay EcoNexus a royalty of 1.75% of net sales of the licensed and develop product over the term of the agreement. As of June 30, 2010, OCTuS has not completed development of the commercial product based on the EcoNexus technology, and thus no consideration has been granted, to date, to EcoNexus.

Note 10 – Subsequent Events

On July 1, 2010, OCTuS granted 240,000 options, valued at $15,031, to purchase common shares for services.

On July 31, 2010, OCTuS issued 60,000 shares for services satisfying and thus reducing the amount recorded in stock payable of $19,000.

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

On July 9, 2009, we announced the addition of two energy industry executives to our management team: Tobin J.M. Richardson as Senior Advisor, Energy Markets, and Siva Gunda as Senior Engineer, Smart Energy Solutions. Richardson is Director of the ZigBee Smart Energy Initiative, where he drives adoption of energy efficiency technology in key smart energy markets, and Gunda is the Southern California Edison International Energy Efficiency Fellow with the UC Davis Energy Efficiency Center.

On August 20, 2009, we announced our affiliation with the California Lighting Technology Center (CLTC) and the Western Cooling Efficiency Center (WCEC) to further development and deployment the OCTuS Smart Energy Platform. CLTC and WCEC are part of the University of California, Davis Energy Efficiency Center, and are supported by leading companies, utilities and federal and state energy organizations.

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

On June 16, 2010 we announced a consummation of an asset purchase agreement and related agreements with Quantum Energy Solutions, Inc., a California corporation (“Quantum”).  Effective June 30, 2010, the acquisition of Quantum has been accounted for using purchase accounting since OCTuS acquired substantially all of the assets, debts, employees, intangible contracts and business of Quantum.

The purchase price included 150,000 shares of OCTuS common stock, valued at $7,500 on the date of the transaction closing which was June 10, 2010, at $0. 05, plus assumption of approximately $62,891 in accounts payable and accrued expenses; assumption of a line of credit facility with a balance of $45,253 and assumption of a 3-year promissory note to the seller for $130,000.

On June 29, 2010, OCTuS announced one of the world’s leading retailers has purchased nine Wickool® units for installation atop one of its Northern California retail stores.

On July 14, 2010, OCTuS announced it completed an energy-efficient lighting project for the Contra Costa Community College District, one of the largest multi-college community college districts in California. OCTuS secured the project through a competitive bid process. The retrofit is projected to generate a simple payback of 1.94 years with a 51% return on investment, which is the product of an estimated 70% reduction in electricity use of the District's exterior lighting system.

On July 15, 2010, OCTuS announced it was selected, throughout a competitive bid process, as an approved energy efficiency contractor for Roseville Electric’s Small Business Lighting Program. OCTuS’ selection is part of Roseville Electric’s $1,073,700 in American Recovery and Reinvestment Act of 2009 (ARRA) funds for energy efficiency programs granted to the City of Roseville.

On July 22, 2010, OCTuS announced it was awarded a contract to develop an energy-efficient lighting retrofit project for the City of Davis, California, focused on the City’s downtown parking facilities and its Central Park Pavilion. OCTuS will manage the project development process, including energy and technology analysis, contractor selection, and project management.

On July 27, 2010, OCTuS announced Quantum Energy Solutions has been awarded a contract for an energy-efficient lighting retrofit project for the Hampton Inn & Suites property in Lodi, California.

On August 12, 2010, OCTuS announced it has partnered with Five Star Bank to provide energy efficiency project financing for commercial and industrial building owners. The OCTuS/Five Star Bank Smart Energy Financing Program enables property owners to significantly reduce their energy expenses with little to no upfront costs.

We anticipate the need for additional debt or equity financing, and if the Company raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

We realized revenue of $2,930 during the three months ended June 30, 2010 from execution of energy projects and did not realize revenue during the three months ended June 30, 2009.

During the three months ended June 30, 2010, our expenses were $247,622, as compared to $169,981 for the three months ended June 30, 2009. The increase of $77,641 was primarily due to an increase in professional, consulting and office expenses of $50,283 from $6,825 during the three months ended June 30, 2009 and an increase in cost of goods sold of $16,458 during the three months ended June 30, 2010 from $0 in the same period during 2009.

Interest expense for the three months ended June 30, 2010 was $86,725 compared to $3,055 incurred for the three months ended June 30, 2009. The increase of $83,670 was due to a higher debt balance during the 2010 period which created discounts which were amortized into interest expense and accelerated amortization of discounts associated with cancelled warrants of $38,544.

During the three months ended June 30, 2010, we reported a net loss of $347,875, or loss per share of $0.01, compared to a net loss of $173,036, or loss per share of $0.01, for the three months ended June 30, 2009. We expect to incur losses at least until such time as we begin generating significant revenue from operations.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

We realized revenue of $8,837 during the six months ended June 30, 2010 from product sales and execution of energy projects.  We did not realize any revenues during the six months ended June 30, 2009.

During the six months ended June 30, 2010, our expenses were $584,241, as compared to $448,466 for the six months ended June 30, 2009. The increase of $135,775 was primarily due to an increase in salary expense of $169,586 from $0 during the six months ended June 30, 2009 offset by a reduction in other administrative expenses of $4,068 during the six months ending June 30, 2010 and an increase in cost of goods sold of $16,458 during the six months ended June 30, 2010 from $0 in the same period during 2009.  The other general and administrative expenses consisted primarily of rent and office supplies.  Share-based compensation was $261,079 for the six months ended June 30, 2010 as compared to $282,500 for the six months ended June 30, 2009.

Interest expense for the six months ended June 30, 2010 was $128,136 compared to $11,781 incurred for the six months ended June 30, 2009. The increase of $116,355 was due to a higher debt balance during the 2010 period which created discounts which were amortized into interest expense and accelerated amortization of discounts associated with cancelled warrants of $38,544.

During the six months ended June 30, 2010, we reported a net loss of $719,998, or loss per share of $0.02, compared to a net loss of $460,247, or loss per share of $0.01, for the six months ended June 30, 2009. We expect to incur losses at least until such time as we begin generating significant revenue from operations.

Liquidity and Capital Resources

For the six months ended June 30, 2010, we incurred a net loss of $719,998 that included $261,079 of noncash share-based compensation expense as well as $108,171 of noncash discount and deferred financing cost amortization. At June 30, 2010, we had a working capital deficit of $856,521.   At June 30, 2010, our total assets were $620,009 including goodwill of $212,782 related to the acquisition of Quantum Energy Solutions, Inc.  Our current liabilities at June 30, 2010, included $296,530 in accounts payable and accrued liabilities, $124,684 in accounts payable and accrued liabilities due to related parties $544,257 in current portion of convertible notes, $87,727 of short term debt, $33,250 of short-term debt to related parties and $177,300 of common stock payable. We also had $617,654 in the long-term portion of convertible debt and notes payable.

During the six months ended June 30, 2010, we used $181,027 in operating activities.  At June 30, 2010, we had $347,237 cash on hand.  During the six months ended June 30, 2010, we issued in aggregate convertible secured promissory notes with a principal amount of $630,000 and paid back $100,000 and paid $30,000 for financing costs to a third party.  Other cash flow provided from financing activities were $5,620 from exercises of warrants.  We cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that our officers and directors or others will continue to fund us. Should we be unable to obtain revenues or raise additional capital, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.  As such, the accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.

Our Plan of Operations for the Next Twelve Months

Over the past year, we have actively pursued technologies and business opportunities in the smart energy sector, and we continue to pursue such technologies and opportunities. We have recruited management, advisors and affiliates who we believe have sufficient experience to review and qualify such technologies and business opportunities. Although we continue to seek such opportunities, we may not consummate any such transactions beyond what have been consummated to date, and it is possible such transactions would not generate sufficient revenue to sustain our operations.

During the six months ended June 30, 2010, OCTuS raised $630,000 in new capital.  Management believes that we will be able to sustain our operations through the foreseeable future based on the Company’s current cash position and the anticipated generation of cash flow from the development of smart energy projects and the sale of products. Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that anyone will continue to fund us. Should we be unable to obtain additional funds or finance growth through ongoing operations, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

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

Through OCTuSSEP we offer building owners and managers a full range of solutions to address the energy efficiency and energy management needs of their facilities. These solutions are based on our ability to identify and deliver significant return on our clients' investments, improve the quality of their facilities, maximize their operational savings and reduce their maintenance costs. We intend to sell smart energy products, develop energy projects, deliver software-enabled energy management services, and monetize energy intelligence through three business units:

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

Our Smart Energy Services unit intends to develop, deliver and manage software-enabled services. Services include reporting systems, building automation, resource management, and value-added services. Value-added services include maintenance monitoring and service alert/dispatch services, cost accounting information, modeling and benchmarking, to name a few. Revenue comes from the sale of energy management hardware and subscriptions to one or more services or software modules.

Our Smart Energy Projects business provides energy engineering, consulting and financing services. These services target development and implementation of energy-efficient lighting, HVAC, energy management and renewable energy projects for commercial, industrial and municipal building owners. Our customers reduce energy use and costs, improve reliability, and maximize the operating efficiency of their buildings.  In June 2010, we acquired certain assets of Quantum Energy Solutions, Inc., a pioneer in the development of smart energy projects.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that as of June 30, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, notwithstanding that the Company’s financial statements and notes thereto are prepared and reviewed by management and that the Company’s chief financial officer reviewed each transaction during the periods covered by the report that had an effect on the Company’s financial statements included in the Form 10-Q, (2) the absence of personnel, other than the chief financial officer, with requisite expertise in the functional areas of finance and accounting, and (3) the absence of a functioning audit committee or outside directors on the Company’s board of directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 50,000 shares under this agreement during the six months ended June 30, 2010, valued at $9,300 and recorded as share-based compensation.

In October 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock each month the contract is in force.  During the six months ended June 30, 2010 OCTuS accrued $5,600 of stock payable for the 20,000 shares due in January 2010 per the agreement.  As of June 30, 2010, OCTuS had a total stock payable of $177,300 for unissued common shares.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $4,000 stipend each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the six months ended June 30,, 2010, valued at $13,350 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  The consultant terminated the contract in March 2010. OCTuS issued 60,000 shares under this agreement during the three months ended June 30, 2010, valued at $18,900 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to a consultant each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended June 30, 2010, valued at $26,100 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended March 31, 2010, valued at $23,400 and recorded as share-based compensation.  At the end of May 2010, OCTuS entered into a new six month consulting agreement with the same consultant which calls for OCTuS to issue 25,000 shares of common stock each m month the contract is in force.  OCTuS issued 50,000 shares valued at $4,345, recorded as share-based compensation for the three months ended June 30, 2010.

In February 2010, OCTuS entered into a three-month consulting agreement which call for OCTuS to issue 15,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the quarter ended March 31, 2010, valued at $6,900 and recorded as share-based compensation. In June, 2010, OCTuS entered into a new consulting agreement with this same consultant which calls for OCTuS to issue 10,000 shares of common stock each month the agreement is in force.  OCTuS a total of 25,000 shares under the old and new consulting agreements for the three months ended June 30, 2010 valued at $2,000 and recorded as share-based compensation.

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

During the six months ended June 30, 2010, OCTuS issued 562,000 common shares in connection with the exercise of warrants for $5,620.

In June 2010, OCTuS issued 150,000 shares in connection with the acquisition of Quantum Energy Solutions, Inc.

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

OCTuS, Inc., a Nevada corporation

August 23, 2010	By:	/s/ Christian Soderquist
Christian Soderquist Chief Executive Officer and a Director