Form 10-Q
period 2010-09-30
OCTUS INC
filed 2010-11-22
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number: 0-21092

OCTuS, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2020 Research Drive, Suite 110, Davis, California 95618
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

As of November 19, 2010, the registrant had 45,729,072 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

			PREDECESSOR
	SUCCESSOR COMPANY		COMPANY
	September 30, 2010	December 31, 2009	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$48,482	$23,003	$ 126,940
Accounts receivable – trade	23,192	-	-
Deferred financing costs, net	21,250	-	-
Other current assets	4,686	1,686	-
TOTAL CURRENT ASSETS	97,610	24,689	126,940

Property, plant and equipment, net	6,729	-	-
Goodwill	212,782	-	-
TOTAL ASSETS	$317,121	$24,689	$ 126,940

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$238,460	$102,236	$ 88,776
Accrued liabilities	174,507	26,750	-
Accounts payable – related parties	4,993	4,993	-
Accrued liabilities – related parties	78,574	63,986	-
Stock payable	158,300	171,700	-
Notes payable	84,313	5,000	35,899
Notes payable – related parties	27,468	32,750	109,951
Convertible notes payable – current portion	625,000	88,500	-
TOTAL CURRENT LIABILITIES	1,391,615	495,915	234,626

LONG TERM LIABILITIES
Notes payable – long term	74,252	-	-
Convertible notes, net of unamortized discount of $0 and $17,709, respectively	525,994	509,330	-
TOTAL LIABILITIES	1,991,861	1,005,245	-

Commitments and contingencies	-	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized
45,729,072 and 43,867,072 shares issued and outstanding, respectively. (Predecessor entity: Common stock $0.10 par; 100,000 shares authorized; 10,000 shares issued and outstanding	45,729	43,867	1,000
Additional paid-in capital	23,773,114	23,299,212	51,364
Accumulated deficit	(25,493,583)	(24,323,635)	(160,050)
TOTAL STOCKHOLDERS’ DEFICIT	(1,674,740)	(980,556)	(107,686)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$317,121	$24,689	$ 126,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SUCCESSOR COMPANY				PREDECESSOR COMPANY
					THREE	NINE
					MONTHS	MONTHS
	THREE MONTHS ENDED		NINE MONTHS ENDED		ENDED	ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER	SEPTEMBER
	2010	2009	2010	2009	30, 2009	30, 2009

Revenues	$38,258	$-	$47,094	$-	$62,849	$58,236
Cost of goods sold	(19,520)	-	(35,977)	-	(34,631)	(136,880)

Gross margin	18,738	-	11,117	-	28,218	(78,644)

General and administrative expenses	(357,323)	(268,505)	(932,458)	(716,971)	(82,513)	(237,965)

Loss from operations	(338,585)	(268,505)	(921,341)	(716,971)	(54,295)	(316,609)
Interest expense	(111,386)	(22,761)	(248,632)	(34,542)	(1,033)	(2,336)
Interest income	21	-	25	-	-
Net loss	$(449,950)	$(291,266)	$(1,169,948)	$(751,513)	$(55,328)	$(318,945)

Per share information - basic and diluted

Net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(5.53)	$(31.89)

Weighted average shares outstanding	45,640,268	43,695,803	45,038,610	37,675,493	10,000	10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SUCCESSOR COMPANY		PREDECESSOR COMPANY
	2010	2009	2009
OPERATING ACTIVITIES
Net loss	$(1,169,948)	$(751,513)	$(318,945)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	206	-	-
Share-based compensation	273,689	353,983	-
Amortization of deferred financing cost	8,750	-	-
Amortization of debt discount	187,664	3,056	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,670	-	225,233
Increase (decrease) in accounts payable and accrued liabilities	221,090	74,353	(33,788)
Increase in accounts payable and accrued liabilities – related parties	15,043	216,599	-
Increase in stock payable	5,600	-	-

Net cash used in operating activities	(448,236)	(103,522)	(127,500)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,935)	-	-
Deposits paid	(3,000)	(2,275)	-

Net cash used by investing activities	(9,935)	(2,275)	-

FINANCING ACTIVITIES
Cash paid for deferred financing costs	(30,000)	-	-
Payment on line of credit acquired	(3,369)	-	(7,197)
Proceeds from convertible notes payable	630,000	100,000	-
Payments on notes payable	(13,319)	-	-
Payments on convertible notes payable	(100,000)	-	-
Proceeds from short term debt – related party	500	10,000	86,000
Payments on short term debt – related party	(5,782)	-	(5,132)
Proceeds from exercise of warrants	5,620	-	-
Proceeds from notes payable	-	5,000	20,800

Net cash provided by financing activities	483,650	115,000	94,471

Net change in cash	25,479	9,203	(33,029)

CASH AT BEGINNING OF PERIOD	23,003	-	33,128

CASH AT END OF PERIOD	$48,482	$9,203	$99

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,358	$-	$2,336
Cash paid for income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock for stock payable	$19,000	$-	$-
Conversion of note payable and accrued interest into convertible note payable	$5,455	$-	$-
Debt discount from warrants issued with convertible debt	$169,955	$100,000	$-
Conversion of accrued interest into convertible note payable - related party	$-	$38,686	$-
Net assets acquired in business combination for common stock	$7,500	$-	$-

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

The company received an SEC Comment letter dated November 5, 2010, where the SEC questioned the Company as to the treatment of Quantum Energy Solutions, Inc., as its predecessor entity as Quantum’s historical operations were significantly larger than the historical operations of OCTuS.  For purposes of financial statements, designation of an acquired business as a predecessor is required if a registrant succeeds to the business of another entity and the registrant’s own operations prior to the succession appear insignificant relative to the operations assumed or acquired.  As such, OCTuS has included the historical financial statements of Quantum as its predecessor entity.

Principles of Consolidation

The financial statements include the business combination of Quantum Energy Solutions, Inc. as of June 30, 2010 and thereafter.   All significant intercompany transactions and balances, if any, have been eliminated in consolidation.

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

Revenue Recognition

Revenue is derived primarily from providing services under short-term negotiated fixed and variable fee arrangements. Revenue is recognized when it is earned, typically when our services have been rendered.  Upon execution of an agreement, if services have not been provided then the amount to be paid as a deposit under such agreement is recorded as deferred revenue on the balance sheet and is reclassified as revenue on the statement of operations after services have been provided and such revenue earned.  Any amount that has been earned, but not yet billed, is recorded as work in process or unbilled at the balance sheet date.

Loss Per Share

Basic loss per common share (“EPS”) calculations were determined by dividing net loss by the weighted average number of shares of common stock outstanding during the years.  Diluted loss per common share calculations were determined by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the nine months ending September 30, 2010 and 2009 common stock equivalents were not included in the calculation, as their effect would be anti-dilutive.

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

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has a working capital deficit of $1,294,005, a stockholders’ deficit of $1,674,740 and an accumulated deficit of $25,493,583 as of September 30, 2010.  In addition, OCTuS has generated net losses of $1,169,948 and $751,513 during the nine months ending September 30, 2010 and 2009, respectively, and currently has minimal revenue generated from operations.

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

OCTuS entered into various employment and consulting arrangements with Quantum employees and a former owner where OCTuS issued 700,000 stock options to purchase common stock at exercise prices ranging from $0.06 to $0.11 per share.  OCTuS estimated the fair market value of these stock options to be $38,513 using a Black Scholes pricing model and will be amortized over the future requisite service period.  During the nine months ended September 30, 2010, $7,078 of share based compensation relating to these options was recognized.   The two year consulting arrangement with a former owner of Quantum included additional compensation of (i) a monthly cash payment of $5,000 and (ii) commissions on contracts originated by the consultant on Quantum projects of 10% of the gross margin payable in common stock; 30% of the gross margin payable in cash on projects invoiced in the first 90 days after consummation of the purchase; 20% of the gross margin payable in cash on projects invoiced in the second 90 days after purchase; and 10% of the gross margin payable in cash for projects invoiced thereafter through the end of the two year term.  All additional compensation described above occurs after the purchased accounts payable have been paid for.

On June 10, 2010, OCTuS assumed a three-year promissory note with the former principal owner of Quantum in the amount of $130,000.  The note has a simple interest rate of 6% per year.  No later than the 10th day of each month, OCTuS shall pay 36 equal monthly payments of $3,955 for principal and interest (assuming no further principal payments are made as further described) and make principal reduction payments as may occur of 10% of the gross margin of revenue received over the prior 30 days from projects initiated by former Quantum employees or principals.  OCTuS may prepay any or this entire note and accrued interest with no penalty any time before the maturity of the note.  In June 2010, the former principal of Quantum and OCTuS agreed to assign this note to a trust administered by the former principal owner of Quantum.   As of September 30, 2010, OCTuS has made principal and interest payments of $13,319 under the terms of this note.  In addition, OCTuS assumed the outstanding balance of $45,253 owed under a Line of Credit Facility with a variable interest rate currently at 7.25%.  The total line of credit capacity is $50,000, but OCTuS cannot borrow under the line of credit.  As of September 30, 2010, OCTuS has made principal and interest payments of $3,369 under the terms of this line of credit.

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

The following unaudited pro-forma combined condensed financial statements are based on the unaudited historical financial statements of Quantum and OCTuS after giving effect to the acquisition of Quantum. This historical operation of OCTuS, Inc. includes three months of Quantum activity as the acquisition was effective on June 30, 2010.   The unaudited pro-forma condensed combined statements of operations for the nine months ended September 30, 2010 and 2009 and three months ended September 30, 2010 and 2009, is presented as if the acquisition had taken place on the first day of each period by combining the unaudited historical results of Quantum and OCTuS.

The unaudited pro-forma results were as follows:

OCTuS, Inc.
Unaudited Pro-forma Statements of Operations

	For the Nine Months Ended September 30, 2010
	Historical OCTuS, Inc.	Historical Quantum for the six-months ended June 30, 2010	Pro-forma Adjustments		Pro-forma Condensed Combined
Revenues	$47,094	$96,300	$-		$143,394
Cost of sales	35,977	70,810	-		106,787
Gross margin	11,117	25,490	-		36.607
Operating expenses	(932,458)	(110,503)	-		(1,042,961)
Interest expense	(248,607)	(1,531)	-		(250,138)
Net loss	$(1,169,948)	$(86,544)	$-		$(1,256,492)

Net loss per share - basic and diluted	$(0.03)				$(0.03)
Weighted average shares outstanding -basic and diluted	45,038,610		150,000	(a)	45,188,610

	For the Nine Months Ended September 30, 2009
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments		Pro-forma Condensed Combined
Revenues	$-	$58,236	$-		$58,236
Cost of sales	-	136,880	-		136,880
Gross margin	-	(78,644)	-		(78,644)
Operating expenses	(716,971)	(237,965)	-		(954,936)
Interest expense	(34,542)	(2,336)	-		(36,878)
Net income (loss)	$(751,513)	$(318,945)	$-		$(1,070,458)

Net loss per share - basic and diluted	$(0.02)				$(0.03)
Weighted average shares outstanding -basic and diluted	37,675,493		150,000	(a)	37,825,493

The unaudited pro-forma condensed combined statements of operations for the three months ending September 30, 2009, is presented as if the acquisition had taken place on January 1, 2009 by combining the unaudited historical results of Quantum and OCTuS.

	For the Three Months Ended September 30, 2009
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments		Pro-forma Condensed Combined
Revenues	$-	$62,849	$-		$62,849
Cost of sales	-	34,361	-		34,361
Gross profit (loss)	-	28,488	-		28,488
Operating expenses	(268,505)	(82,513)	-		(351,018)
Interest expense	(22,761)	(1,033)	-		(23,794)
Net loss	$(291,266)	$(55,058)	$-		$(346,324)

Net loss per share - basic and diluted	$(0.01)				$(0.01)
Weighted average shares outstanding -basic and diluted	43,695,803		150,000	(a)	43,845,803

(a)	OCTuS issued 150,000 shares as consideration of the purchase of Quantum. The pro-forma adjustment treats the shares as having been issued at the first day of each period.

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

On June 10, 2010, OCTuS assumed a three-year promissory note with the former principal owner of Quantum in the amount of $130,000.  The note has a simple interest rate of 6% per year.  No later than the 10th day of each month, OCTuS shall pay 36 equal monthly payments of $3,955 for principal and interest (assuming no further principal payments are made as further described) and make principal reduction payments as may occur of 10% of the gross margin of revenue received over the prior 30 days from projects initiated by former Quantum employees or principals.  OCTuS may prepay any or this entire note and accrued interest with no penalty any time before the maturity of the note.  In June 2010, the former principal of Quantum and OCTuS agreed to assign this note to a trust administered by the former principal owner of Quantum.   As of September 30, 2010, OCTuS has made principal and interest payments of $13,319 under the terms of this note.

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

During the nine-months ended September 30, 2010, payments of $5,782 have been paid by the company on these related party notes payable.

Note 7 – Convertible Notes Payable

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to another party who already held a promissory note in the amount of $113,747.  The terms of the new combined $480,539 note were modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense under borrowings from this party during the nine months ending September 30, 2010 was $9,612.  OCTuS paid $5,000 toward accrued interest on this note.  The current portion of this note is $125,000 at September 30, 2010.

For the year ended December 31, 2009 and during the nine months ended September 30, 2010, OCTuS issued convertible secured promissory notes with a principal amount of $135,000 and $30,000, respectively, to investors.  The notes bear interest at a rate of 10% per annum and are due one year from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the notes are issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of common stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the common stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the common stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the notes a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The notes may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.30 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the notes, OCTuS issued warrants to the note holders to purchase 540,000 and 120,000, respectively, shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrants is 18 months. The relative fair value of the warrants was $59,000 and $32,954, respectively.  The intrinsic value of the conversion feature totaled $63,817 and $13,112, respectively, resulting in a discount of $122,817 and $32,210, respectively, to the notes payable.

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

In June 2010, OCTuS issued a convertible secured promissory note with a principal value of $500,000 to an investor.  The note has a stated interest rate of 12% and is due in June, 2011.  No payments of principal or interest are due to be paid until the date of maturity.  At any time commencing ninety (90) days after the date of issuance of this note and before the maturity date or earlier conversion of this note, the holder, at holder’s option and upon five (5) days prior written notice to the Company, may convert in whole or in part the outstanding principal and accrued but unpaid interest of this note into a number of shares of common stock determined by the greater of $0.30 per share or at 70% of the average closing price of the common stock on, for the ten trading days ending five days before the conversion date.  OCTuS issued warrants in conjunction with this note to purchase 2,500,000 shares of common stock at an exercise price of $0.01 per share.  The term of the warrants is eighteen months.  The relative fair vale of the warrants was $98,201 resulting in an initial discount.  The conversion feature had no intrinsic value at the date of inception.  OCTuS recorded a deferred financing cost associated with a payment of $30,000 to an unrelated third party as a finder’s fee for this note.  The deferred financing cost is being amortized over the one-year maturity period of the convertible note resulting in $8,750 in interest expense for the nine-months ended September 30, 2010.

The respective discounts have been amortized over the period from the commitment date until the notes become convertible by the holder.  The details are as follows:

Face value of convertible notes payable	$1,150,994
Less: discount related to warrants	(215,843)
discount related to conversion feature	(76,929)
Add: amortization of debt discount	292,772
Carrying value of notes at September 30, 2010	$1,150,994

Note 8 – Equity

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 50,000 shares under this agreement during the nine months ended September 30, 2010, valued at $9,300 and recorded as share-based compensation.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In October 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock each month the contract is in force.  During the nine months ended September 30, 2010 OCTuS accrued $5,600 of stock payable for the 20,000 shares due in January 2010 per the agreement.   In July 2010, OCTuS issued 60,000 shares to the former owner of Quantum with a fair market value of $19,000 to satisfy their stock payable.  As of September 30, 2010, OCTuS had a total stock payable of $158,300 for unissued common shares to various consultants.

On December 6, 2009, OCTuS entered into a “Reserve Equity Financing Agreement” with AGS Capital Group, LLC (the “Facility”).  The signed agreement authorized OCTuS to issue and sell up to $5,000,000 of the Company’s fully registered and tradable common stock.  These transactions will be made in compliance with the provisions of “Regulation D” of the Securities Act of 1933.   As of September 30, 2010, there have been no issuances under the Facility.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $4,000 stipend each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the nine months ended September 30, 2010, valued at $13,350 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  The consultant terminated the contract in March 2010. OCTuS issued 60,000 shares under this agreement during the nine months ended September 30, 2010, valued at $18,900 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to a consultant each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the nine months ended September 30, 2010, valued at $26,100, and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended March 31, 2010, valued at $23,400 and recorded as share-based compensation.  At the end of May 2010, OCTuS entered into a new six month consulting agreement with the same consultant which calls for OCTuS to issue 25,000 shares of common stock each month the contract is in force.  OCTuS issued 125,000 shares, valued at $8,100, and recorded as share-based compensation for the six months from May 2010 to September 30, 2010.

In February 2010, OCTuS entered into a three-month consulting agreement which call for OCTuS to issue 15,000 shares of common stock each month the contract is in force. OCTuS issued 30,000 shares under this agreement during the quarter ended March 31, 2010, valued at $6,900, and recorded as share-based compensation. In June, 2010, OCTuS entered into a new consulting agreement with this same consultant which calls for OCTuS to issue 10,000 shares of common stock each month the agreement is in force.  OCTuS issued a total of 55,000 shares under the new consulting agreements for the six months ended September 30, 2010 valued at $3,490, and recorded as share-based compensation.

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

During the nine months ended September 30, 2010, OCTuS issued 562,000 common shares in connection with the exercise of warrants for $5,620.

In August 2009, OCTuS entered into various consulting arrangements where OCTuS issued 60,000 stock options to purchase common stock at exercise prices ranging from $0.33 to $0.39 per share.  OCTuS estimated the fair market value these stock options to be $19,538 using a Black Scholes pricing model.  This amount has been amortized over the requisite service period.  During the nine-months ended September 30, 2010, $4,884 of share based compensation relating to these options was recognized.

In June 2010, OCTuS entered into various employment and consulting arrangements with Quantum employees and a former owner where OCTuS issued 700,000 stock options to purchase common stock at exercise prices ranging from $0.06 to $0.11 per share.  OCTuS estimated the fair market value of these stock options to be $38,513 using a Black Scholes pricing model and will be amortized over the future requisite service period.  During the nine months ended September 30, 2010, $7,077 of share based compensation relating to these options was recognized.

In July 2010, OCTuS entered into various employment and consulting arrangements with two individuals where OCTuS issued 300,000 stock options to purchase common stock at exercise prices ranging from $0.05 to $0.085 per share.  OCTuS estimated the fair market value of these stock options to be $16,885 using a Black Scholes pricing model and will be amortized over the future requisite service periods.  During the nine months ended September 30, 2010, $2,188 of share based compensation relating to these options was recognized.

Warrant and option activity during the nine months ended September 30, 2010 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2009	540,000	$0.01	1.10
Granted	3,102,000	0.01	1.45
Exercised	(562,000)	0.01	-
Forfeited or cancelled	(500,000)	0.01	-
Outstanding and exercisable at September 30, 2010	2,580,000	$0.01	1.19

As of September 30, 2010, all warrants outstanding had an intrinsic value of $74,820.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2009	60,000	$0.36	2.60
Granted	1,000,000	0.08	1.90
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at September 30, 2010	1,060,000	$0.09	2.01

For the nine months ended September 30, 2010, OCTuS amortized $14,149 of share-based compensation relating to the options.  As of September 30, 2010, all options outstanding had intrinsic value of $0 and unamortized share-based compensation of $46,132.

OCTuS estimates the fair value of each warrant and option at the grant date by using the Black-Scholes option-pricing model with the following range of assumptions used for grants during the nine months ended September 30, 2010 as follows:

September 30, 2010
Dividend yield	0.00%
Expected volatility	158% - 318%
Risk free interest rate	0..29% - 0.82%
Expected lives in years	1.0-3.0

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

In February, 2010, we entered into a seven-year, non-exclusive license agreement with EcoNexus, LLC, whereby we were granted certain rights to EcoNexus’s Environmental Impact Manager technology. If and when OCTuS develops a commercial product based on the EcoNexus technology, OCTuS will grant 100,000 shares of common stock to EcoNexus. In addition, OCTuS will pay EcoNexus a royalty of 1.75% of net sales of the licensed and develop product over the term of the agreement. As of September 30, 2010, OCTuS has not completed development of the commercial product based on the EcoNexus technology, and thus no consideration has been granted, to date, to EcoNexus.

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

Revenue Recognition

Revenue is derived primarily from providing services under short-term negotiated fixed and variable fee arrangements. Revenue is recognized when it is earned, typically when our services have been rendered.  Upon execution of an agreement, if services have not been provided then the amount to be paid as a deposit under such agreement is recorded as deferred revenue on the balance sheet and is reclassified as revenue on the statement of operations after services have been provided and such revenue earned.  Any amount that has been earned, but not yet billed, is recorded as Work in process or unbilled at the balance sheet date.

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

On April 21, 2010, we announced a contract to test and demonstrate energy-efficient LED parking garage fixtures for one of the largest hotel-casinos in Northern California.

On June 16, 2010, we announced a consummation of an asset purchase agreement and related agreements with Quantum Energy Solutions, Inc., a California corporation (“Quantum”).  Effective June 30, 2010, the acquisition of Quantum has been accounted for using purchase accounting since OCTuS acquired substantially all of the assets, debts, employees, intangible contracts and business of Quantum.

The purchase price included 150,000 shares of OCTuS common stock, valued at $7,500 on the date of the transaction closing which was June 10, 2010, at $0.05, plus assumption of approximately $62,891 in accounts payable and accrued expenses; assumption of a line of credit facility with a balance of $45,253 and assumption of a 3-year promissory note to the seller for $130,000.

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

On August 12, 2010, OCTuS announced it has partnered with Five Star Bank to provide energy efficiency project financing for commercial and industrial building owners. The OCTuS/Five Star Bank Smart Energy Financing Program (“Building Energy Savings”) enables property owners to significantly reduce their energy expenses with little to no upfront costs.

On October 5, 2010, Octus announced it has won and is implementing multiple energy-efficient lighting retrofit projects leveraging Roseville Electric's Small Business Lighting Program.

We anticipate the need for additional debt or equity financing, and if the Company raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

We realized revenue of $38,258 during the three months ended September 30, 2010 from execution of energy projects and we did not realize revenue during the three months ended September 30, 2009.

During the three months ended September 30, 2010, our operating expenses were $376,843, as compared to $268,505 for the three months ended September 30, 2009. The increase of $108,338 was primarily due to an increase in professional, consulting and payroll related expenses of $88,818 and an increase in cost of goods sold of $19,520 during the three months ended September 30, 2010 from $0 in the same period during 2009.

Interest expense for the three months ended September 30, 2010 was $111,386 compared to $22,761 incurred for the three months ended September 30, 2009. The increase of $88,625 was due to a higher debt balance during the 2010 period which created discounts which were amortized into interest expense.

During the three months ended September 30, 2010, we reported a net loss of $449,950, or loss per share of $0.01, compared to a net loss of $291,266, or loss per share of $0.01, for the three months ended September 30, 2009. We expect to incur losses at least until such time as we begin generating significant revenue from operations.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

We realized revenue of $47,094 during the nine months ended September 30, 2010 from product sales and execution of energy projects.  We did not realize any revenues during the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, our expenses were $968,435, as compared to $716,971 for the nine months ended September 30, 2009. The increase of $251,464 was primarily due to an increase in direct project expenses classified as cost of sales of $35,977 during 2010 as compared to $0 during 2009; an increase in salary, consulting expense and professional costs of $194,279; an increase in other general and administrative expenses consisting primarily of rent and office supplies of $95,597 and an increase in travel related expense of $23,460.  Share-based compensation decreased by $80,294 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Interest expense for the nine months ended September 30, 2010 was $248,632 compared to $34,542 incurred for the nine months ended September 30, 2009. The increase of $214,090 was due primarily to $196,414 of debt discount and deferred financing cost amortization.

During the nine months ended September 30, 2010, we reported a net loss of $1,169,948, or loss per share of $0.03, compared to a net loss of $751,513, or loss per share of $0.02, for the nine months ended September 30, 2009. We expect to incur losses at least until such time as we begin generating significant revenue from operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2010, we incurred a net loss of $1,169,948 that included $273,689 of noncash share-based compensation expense as well as $196,414 of amortization of noncash debt discount and deferred financing cost. At September 30, 2010, we had a working capital deficit of $1 294,005.   At September 30, 2010, our total assets were $317,121 including goodwill of $212,782 related to the acquisition of Quantum Energy Solutions, Inc.  Our current liabilities at September 30, 2010, included $412,967 in accounts payable and accrued liabilities, $83,567 in accounts payable and accrued liabilities due to related parties; $625,000 in current portion of convertible notes, $84,313 of short term debt, and $27,468 of short-term debt to related parties and $158,300 of common stock payable. We also had $600,246 in the long-term portion of convertible debt and notes payable.

During the nine months ended September 30, 2010, we used $448,236 in operating activities.  At September 30, 2010, we had $48,482 cash on hand.  During the nine months ended September 30, 2010, we issued in aggregate convertible secured promissory notes with a principal amount of $630,000 and paid back $100,000 and paid $30,000 for financing costs to a third party.  Other cash flow provided from financing activities were $5,620 from exercises of warrants.  We cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that our officers and directors or others will continue to fund us. Should we be unable to generate sufficient revenues or raise additional capital, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.  As such, the accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.

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

During the nine months ended September 30, 2010, OCTuS raised net proceeds of $600,000 in new capital.  Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us. There is no assurance that anyone will continue to fund us. Should we be unable to obtain additional funds or finance growth through ongoing operations, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

We are implementing a business plan focused to provide innovative solutions that significantly improve energy management and reduce energy costs. Our purpose is to enable building owners and managers to reduce energy consumption by 30% or more. We seek to accomplish this through the development of turnkey energy-efficiency and water-efficiency projects including equipment upgrades, energy auditing and consulting, building automation, and lighting HVAC and water system retrofits.

Our corporate strategy is to:

(1)	Develop energy-saving projects and deliver energy-efficiency services, including the retrofit of municipal and commercial buildings with energy-efficient lighting, HVAC and energy management systems;

(2)	Develop water-saving projects and deliver water-efficiency services, including the retrofit of municipal, commercial and multi-tenant buildings with water-saving products and systems;

(3)
Develop , administer, market and implement turnkey energy-efficiency and water-efficiency programs for energy utilities, water agencies, and commercial real estate managers, developers and investors; and,

(4)	Market, sell and implement proprietary and non-proprietary energy-efficiency and water-efficiency products, including Wickool™ and Dualcool evaporative cooling systems; and

(5)	Facilitate the financing and implementation of energy-saving and water-saving projects through financial partners including the Octus/Five Star Bank Building Energy Savings program.

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

Through OctusSEP we offer building owners and managers a full range of solutions to address the resource efficiency and management needs of their facilities. These solutions are based on our ability to identify and deliver significant return on our clients' investments, improve the quality of their facilities, maximize their operational savings and reduce their maintenance costs.

Our Smart Energy Projects business provides energy engineering, consulting and financing services. These services target development and implementation of energy-efficient lighting, HVAC, water conservation, and energy management projects for commercial, industrial and municipal building owners. Our customers reduce energy use and costs, improve reliability, increase the value of their real estate assets and maximize the operating efficiency of their buildings.  In June 2010, we acquired certain assets of Quantum Energy Solutions, Inc., a pioneer in the development of smart energy projects.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that as of September 30, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, notwithstanding that the Company’s financial statements and notes thereto are prepared and reviewed by management and that the Company’s chief financial officer reviewed each transaction during the periods covered by the report that had an effect on the Company’s financial statements included in the Form 10-Q, (2) the absence of personnel, other than the chief financial officer, with requisite expertise in the functional areas of finance and accounting, and (3) the absence of a functioning audit committee or outside directors on the Company’s board of directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 50,000 shares under this agreement during the nine months ended September 30, 2010, valued at $9,300 and recorded as share-based compensation.

In October 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock each month the contract is in force.  During the nine months ended September 30, 2010 OCTuS accrued $5,600 of stock payable for the 20,000 shares due in January 2010 per the agreement.  As of September 30, 2010, OCTuS had a total stock payable of $158,300 for unissued common shares to various consultants. In July 2010, OCTuS issued 60,000 shares to the former owner of Quantum with a fair market value of $19,000.  This amount had been included in the previously accrued amount of $177,300 of stock payable.  .

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $4,000 stipend each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the nine months ended September 30, 2010, valued at $13,350 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  The consultant terminated the contract in March 2010. OCTuS issued 60,000 shares under this agreement during the six months ended September 30, 2010, valued at $18,900 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to a consultant each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the nine months ended September 30, 2010, valued at $26,100 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended March 31, 2010, valued at $23,400 and recorded as share-based compensation.  At the end of May 2010, OCTuS entered into a new six month consulting agreement with the same consultant which calls for OCTuS to issue 25,000 shares of common stock each month the contract is in force.  OCTuS issued 125,000 shares valued at $8,070, recorded as share-based compensation for the six months ended September 30, 2010.

In February 2010, OCTuS entered into a three-month consulting agreement which call for OCTuS to issue 15,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the quarter ended March 31, 2010, valued at $6,900 and recorded as share-based compensation. In June, 2010, OCTuS entered into a new consulting agreement with this same consultant which calls for OCTuS to issue 10,000 shares of common stock each month the agreement is in force.  OCTuS a total of 55,000 shares under the old and new consulting agreements for the six months ended September 30, 2010 valued at $3,490 and recorded as share-based compensation.

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

During the nine months ended September 30, 2010, OCTuS issued 562,000 common shares in connection with the exercise of warrants for $5,620.

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

The person who was the president of OCTuS California at the time at the time of the events described above has affirmed in writing that these filings were intended to be part of the process of implementing the reincorporation merger transaction.  At the time, Grupo Dynastia owned common stock and preferred stock of OCTuS California representing in excess of 97.6% of the voting power of the outstanding shares of OCTuS California.  Grupo Dynastia has represented to management of the Company in writing that it supported and approved of the reincorporation transaction in December 2003, regardless whether it was affected by means of a merger, transfer of assets and lisbilities or other mechanism.

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

OCTuS, Inc., a Nevada corporation

November 22, 2010	By:	/s/ Christian Soderquist
Christian Soderquist Chief Executive Officer and a Director