Form 10-K
period 2010-12-31
OCTUS INC
filed 2011-09-13
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From ________ to _________

Commission File Number 0-21092

OCTUS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	33-0013439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2020 Research Park Drive
Suite 110
Davis, California	95618
(Address of principal executive offices)	(Zip Code)

(530) 564-0200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
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

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,646,756 based on the closing sale price of $0.08 on such date as reported on the OTCBB.

As of September 13, 2011 there were 55,173,177 shares of common stock outstanding.

OCTUS, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2010

-i-

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

The Company seeks to become a leading resource efficiency company that brings innovative energy efficiency and water efficiency solutions to the commercial and public sector markets.  OCTuS intends to pursue and facilitate resource efficiency projects involving energy and water efficiency systems, and products that OCTuS may develop, acquire, license or distribute.  OCTuS believes that the market demand for energy and water conservation presents an attractive business opportunity.

We are actively seeking technologies and business opportunities in the resource efficiency sector, which may include the licensing, acquisition or development of energy and water efficiency products or technologies and the facilitation and management of financing solutions for resource efficiency projects.  We intend to recruit management, advisors and affiliates with sufficient experience needed to review and qualify such technologies and business opportunities for our involvement.  Although we are seeking such opportunities, we may not consummate any such transactions beyond what have been consummated to date, and it is possible such transactions would not generate sufficient revenue to sustain our operations.  We anticipate the need for additional debt or equity financing, and if the Company raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.

On August 20, 2009, we announced our affiliation with the California Lighting Technology Center (CLTC) and the Western Cooling Efficiency Center (WCEC) to further development and deployment the Octus Smart Energy Platform.  CLTC and WCEC are part of the University of California, Davis Energy Efficiency Center, and are supported by leading companies, utilities and federal and state energy organizations.  The Company’s affiliations with the CLTC and WCEC focus on identifying and developing suitable products and services for OctusSEP and our energy-efficiency offerings.  The Company does not have a formal relationship with the CLTC, and the Company is pays an annual $10,000 fee as an affiliate member of the WCEC.  As a WCEC affiliate, Octus is collaborating with the Center to commercially test and develop Wickool™, a technology the Company licensed from the University of California.

On September 1, 2009, we announced an exclusive worldwide license with the University of California for Wickool, a passive evaporative cooling technology for commercial rooftop HVAC units.  Wickool has been commercially tested by the WCEC at Target Corp. and Wal-Mart stores as a retrofit to rooftop HVAC units.

On October 27, 2009, we announced the addition to two energy industry executives to our Advisory Group:  Mark Henwood, CEO of Henwood Associates, and Dr. Mark Modera, director of the UC Davis Western Cooling Efficiency Center. On November 9, 2009, we announced the launch of SmartLightSupply.com, an electronic commerce marketplace featuring smart, energy-efficient lighting products for the commercial market.  However no business was conducted through the e-commerce site, and the Company has ceased operation of SmartLightSupply.com.

On January 29, 2010, we entered into consulting agreements with Dave Glende and John Walter to provide services in the fields of smart energy services and smart energy products.

On April 21, 2010, we entered into an agreement to test and demonstrate energy-efficient LED parking garage fixtures for one of the largest hotel-casinos in Northern California.

On June 16, 2010, we announced a consummation of an asset purchase agreement and related agreements with Quantum Energy Solutions, Inc., a California corporation (“Quantum”).  Effective June 30, 2010, the acquisition of Quantum has been accounted for using purchase accounting since OCTuS acquired substantially all of the assets, debts, employees, intangible contracts and business of Quantum.

The purchase price included 150,000 shares of OCTuS common stock, valued at $7,500 on the date of the transaction closing which was June 10, 2010, at $0.05, plus assumption of  $62,891 in accounts payable and accrued expenses; assumption of a line of credit facility with a balance of $45,253 and assumption of a 3-year promissory note to the seller for $130,000.

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

On February 22, 2011, OCTuS announced the signing of a definitive agreement with Alternative Energy Partners, Inc. (OTCBB: AEGY) to acquire one hundred percent of Élan Energy Corp. and Sunarias Corporation in exchange for common shares of Octus. In addition, Octus signed a definitive agreement with Lin Han Equity Corporation to transfer majority ownership of Octus to Lin Han, in exchange for common stock in privately-held Healthcare of Today, Inc., and working capital to fund Octus' growth strategy.

On July 19, 2011, OCTuS announced that, effective July 13, 2011, it had discontinued negotiation of an Acquisition Agreement with Alternative Energy Partners, Inc. (“AEGY”) and an Investment Agreement with Lin-Han Equity Corporation due to non-performance by AEGY and Lin-Han, with no further action or claim.

On August 2, 2011, OCTuS announced it has completed seven water efficiency projects for multi-family apartment communities. The water-saving retrofit projects involved the replacement of inefficient toilets with high-efficiency systems in Northern California apartment complexes, generating an estimated 5.3 million gallons of water savings per year. Octus secured financing for the projects including $80,000 in utility rebates, significantly subsidizing the water-saving property improvement for the apartment management and investment groups.

On August 17, 2011, OCTuS announced the debut of RebateWorks™, a multi-faceted service focused on simplifying the procurement of utility company rebates and incentives.

Management believes that without an influx of significant new funds or the generation of positive cash flows through operations, we will not be able to sustain our operations in the near future.    Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us.  There is no assurance that anyone will continue to fund us.  Should we be unable to obtain additional funds, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

We are implementing a business plan focused to provide innovative solutions that significantly and reduce energy and water use in buildings.    We seek to accomplish this through the implementation of energy and water efficiency projects, including equipment upgrades, energy auditing and consulting, financing programs, management and facilitation of utility company rebates, and lighting and HVAC retrofit projects.

Our corporate strategy is to:

(1)
Develop energy-saving projects and deliver energy-efficiency services, including the retrofit of municipal , commercial and multi-family buildings with energy-efficient lighting, HVAC and energy management systems;

(2)	Develop water-saving projects and deliver water-efficiency services, including the retrofit of municipal, commercial and multi-family buildings with water-saving products and systems;

(3)
Develop, administer, market and implement turnkey energy-efficiency and water-efficiency programs for energy utilities, water agencies, and commercial real estate managers, developers and investors; and,

(4)	Create, implement and administer energy financing programs;

(5)	Identify, analyze, prescribe, manage and procure utility company rebates under the Company’s RebateWorks service offering\.

We focus on three specific markets: the commercial and industrial market, including utilities, the multi-family market, and the M.U.S.H. (municipality, university, school and hospital) market.

We believe the following factors drive demand for resource efficiency services by property owners and managers in the U.S. commercial, industrial, utility, multi-family and M.U.S.H. markets:

•	The potential for significant return on investment and demonstrable long-term cost savings resulting from the financing and implementation of efficiency solutions;

•	Concerns regarding the substantial and volatile cost of energy and water, the adverse implication of global climate change and the desire for energy independence;

•	Increasing pressure on corporations and public sector organizations to establish and attain sustainability goals;

•	Increasing regulatory pressure on utilities to include energy efficiency, renewable energy and water conservation in their resource plans and budgets;

•	The availability of rebates and tax incentives at the federal, state, and regional levels for organizations that reduce their resource consumption;

•	Existing and prospective government mandates to improve the efficiency of M.U.S.H. facilities and;

•	The migration toward a low-carbon economy which will potentially place a price or tax on the carbon emissions of our clients.

Our EfficiencyWorks business provides energy engineering, consulting and financing services. These services target development and implementation of energy-efficient lighting, HVAC, water conservation, and energy management projects for commercial, industrial, multi-family and municipal building owners. Our customers reduce energy use and costs, improve reliability, increase the value of their real estate assets and maximize the operating efficiency of their buildings.  In June 2010, we acquired certain assets of Quantum Energy Solutions, Inc., a pioneer in the development of energy efficiency projects.

Our RebateWorks business seeks to maximize the value of energy and water efficiency rebates for customers, and improve the impact these programs have for utilities and the communities they serve. RebateWorks offerings fall into three main categories:

1.
Services – A turnkey service for multi-family and institutional property owners and managers that aids them in capturing utility rebates and incentives for energy- and water-efficient building improvements.

2.	Products – Octus has partnered with manufacturers of leading energy- and water-efficiency products to bundle rebates with their products, thus improving the economic value of such measures.

3.	Programs – We leverage our experience in working with utility companies to assist in creating, marketing and administering rebate programs that have maximal impact on GHG and water reduction goals.

Our EfficiencyFinancing business seeks to create, manage and administer financing for building improvements that reduce utility expenses and improve the amenity of buildings.

Market Overview

According to the U.S. Department of Energy (“DOE”), the United States consumes more energy than any other country in the world.  The United States is primarily dependent on traditional fossil fuels to supply energy for end users, which includes transportation, heating and electricity.  Recently, nearly all energy costs have risen due to a variety of factors, including the concern over a limited supply of fuel to meet increasing global demand.

U.S. electricity prices have risen in recent years due to increasing energy prices, supply constraints, and the growing demand for electricity.  According to the DOE, electricity prices increased just 5.1% from 1996 to 2003 for commercial clients.  However, the average retail price of electricity to commercial clients rose 20.2% from 8.03 cents per kilowatt-hour in 2003 to a record of 9.65 cents per kilowatt-hour in 2007.  In addition, the Energy Information Administration (“EIA”) reported demand for electricity grew from 3,492 billion kilowatt hours in 1997 to 4,157 billion kilowatt hours in 2007, a 19% increase in 10 years.  These trends have created market opportunities for energy efficiency and smart energy management solutions due to immediate energy cost savings and positive environmental impact energy users realize after adopting and implementing solutions.

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

Legislation and mandates adopted to date which have stimulated building energy efficiency projects in both the commercial and industrial and public sector include:

Federal Legislation:

•
The Energy Policy Act of 2005 (“EPAct05”) includes a significant tax-incentive to improve energy efficiency of commercial facilities.  The Commercial Building Tax Deduction is an incentive established to provide a tax-deduction of up to $1.80 per square foot for expenses incurred for the installation of energy efficient lighting, heating, ventilating, and air conditioning (“HVAC”), hot water systems and building envelope systems.

•
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

•
The Energy Independence and Security Act of 2007 (“EISA”) included the permanent reauthorization of energy savings performance contracts (“ESPCs”).  ESPCs are contracting vehicles that allow federal agencies to complete energy projects for their facilities without up-front investment and without special Congressional appropriations to pay for the improvements.  In December 2008, the DOE awarded sixteen contracts to Energy Services Companies (ESCOs) for up to $80 billion in energy efficiency, renewable energy and water conservation projects at federal facilities.

More recently, the $787 billion American Recovery and Reinvestment Act of 2009 (“ARRA”) reflects increased government focus on energy efficiency initiatives, in addition to other continuing legislation and mandates.

Additionally, many federal entities have made provisions for funding opportunities outside of the ARRA, including:

•
The U.S. Department of Energy currently manages the Loan Guarantee Program, authorized by the EPAct05, which guarantees loans on projects that either reduce emissions or advance energy efficiency technologies, encouraging early commercial use of such projects.

•	The General Services Administration, in conjunction with a $4.5 billion ARRA appropriation, has taken an initiative to convert its facilities to High-Performance Green Buildings.
•
Property Assessed Clean Energy Bonds (“PACE”) are bonds with terms of up to 20 years and issued by municipalities, with the proceeds lent to commercial and residential property owners in the community to finance energy efficiency, water efficiency and renewable energy projects.  These loans are secured by borrowers’ properties and are repaid over the term of the issuance via an annual assessment on properties’ tax bills.  The first PACE bonds were issued in 2009.  It is estimated that potential for PACE bonds could exceed $500 billion.

State Legislation and Other Initiatives Supporting Energy Efficiency for Facilities

Over the past few years, there have been increasing numbers of state initiatives encouraging or requiring utilities to establish Demand-Side Management (“DSM”) and energy efficiency programs.  DSM and energy efficiency programs typically provide incentives to utility customers to offset a portion of the upfront cost of energy efficiency projects.  Regulatory mandates, such as the Energy Efficiency Resource Standards (“EERS”), often result in significant economic incentives to utility customers and have served to increase the number of DSM and energy efficiency projects, especially in several Northeast and West Coast states.  Under these programs utilities actively seek participants, arrange for project management and implementation services for energy efficiency projects initiated under their programs, and pay a portion of the costs.

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

Initiatives of Non-Governmental Organizations

Public awareness of cost savings and environmental benefits accruing from facility energy efficiency initiatives are also being stimulated by organizations other than the federal government.  These include a number of non-government organizations (“NGOs”) that are helping to increase public awareness of the environmental and operational value of prioritizing building energy efficiency initiatives.  These initiatives include efforts to focus on specific major projects.  They have helped focus commercial and public sector entities on the need to take action and for results to be seen by their stakeholders.  Notable examples include:

•
Clinton Climate Initiative (“CCI”)—Working with governments and businesses around the world, the CCI focuses on three strategic program areas consisting of increasing energy efficiency in cities, catalyzing the large-scale supply of clean energy and working to stop deforestation.

•
Energy Efficiency Partnership of Greater Washington—This is a collective partnership of energy efficiency companies, banks, local governments and facility owners to reach a goal of reducing energy use by twenty to fifty percent in existing facilities in the Greater Washington, D.C. region.

Growing Interest in Adoption of Environmentally Conscientious Energy Efficiency Strategies

Electricity supply shortages and rising energy prices have led consumers, companies and public entities to implement “sustainable” policies to reduce energy use and greenhouse gas emissions.  As standards of corporate accountability evolve, stockholders and other stakeholders are pushing organizations to recognize and act to reduce their carbon footprint.  Achieving greater energy efficiency is a cost-effective way to reduce energy consumption and promote environmental stewardship.  According to Institute of Business and Economic Research (“IBER”), energy represents 30% of operating expenses in a typical office building, which makes it the single largest building operating expense.  DOE estimates that residential and commercial buildings are responsible for 39% of total U.S energy consumption and that buildings account for 38% of total U.S. CO2 emissions, America’s largest single source.

There is an increasing demand for environmentally friendly and sustainable building construction and methods for addressing energy efficient upgrades of facilities.  The term “green building” has been adopted to refer to buildings that use lower amounts of electricity and reduce their emissions through use of energy efficient equipment and materials.  According to McGraw-Hill Construction, an estimated 10%-12% of current new commercial construction starts are green, representing a $24-$29 billion market, and total commercial construction market is on track to grow to $56-$70 billion annually by 2013.  In the U.S., the Energy Star project, which is jointly sponsored by the Environmental Protection Agency (“EPA”) and DOE, and the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program are the two major rating systems to encourage development of energy-efficient and sustainable facilities.  According to IBER only 1,360 of the approximately 332,000 U.S. commercial facilities listed in the Co-Star Group, Inc. database of commercial properties for sale or lease are certified by either LEED or Energy Star as “green” office buildings.  We believe that economic and environmental factors will drive growth in new construction and retrofit projects that result in green building certifications.

Commercial and Industrial Market

We believe there is currently a significant market opportunity for the sale of resource efficiency solutions based on the amount of U.S. electricity expenditures, potential energy savings with currently available solutions, and amount of commercial and industrial floor space able to be retrofitted.  The EIA estimated that in 2003 the U.S. commercial sector spent approximately $46 billion on electricity for lighting, heating, ventilating and air conditioning.  This represented approximately 67% of the $69 billion total electricity spending by that sector for facilities.  Also according to the EIA, more than 63 billion square feet of commercial building floor space in the U.S. was built before 2004.  We believe there are about 4 million “small commercial / small site” buildings of less than 100,000 square feet in the U.S. today.  Few of these small site buildings have any form of centralized energy management or control systems in place.  With constant changes in lighting products and energy management technologies, this represents a significant amount of floor space able to be retrofitted to improve energy efficiency and meet sustainability goals.

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

Under the agreement, OCTuS will pay the University a nominal annual minimum cash payment each year until the year following the year of the first sale of a licensed product.  Upon commencement of commercial sales, OCTuS will pay the University the greater of a minimal annual fee or royalties based on net sales of licensed products, licensed services, and other revenue resulting directly from use of the licensed products.  The agreement also provides that OCTuS will pay the University a percentage of any consideration received by OCTuS for the grant of rights under a sublicense from OCTuS.  OCTuS is responsible for reimbursing the University for prior patent costs incurred, which are not material, and subsequent legal fees and patent costs incurred in connection with prosecuting the application and maintaining any patents that may issue from the application.  The agreement includes a number of customary milestone conditions related to OCTuS’ progress in funding support of the product, commencement of manufacturing, and commencement and progress of commercial sales.  In the agreement, OCTuS agreed to diligently proceed with the development, manufacture and sale of licensed products, licensed services and licensed methods and to diligently market them in quantities sufficient to meet the market demand.

Pursuant to these milestone conditions, OCTuS committed to achieve the following objectives and milestones in its activities under the agreement:

(a)	Funding of OCTuS: $250,000 by December 31, 2010 (accomplished in June 2010);

(b)	Manufacturing of a licensed product begins (including by a third-party on behalf of OCTuS) by May 31, 2010 (accomplished in February 2010);

(c)	First sales of a licensed product or licensed services by August 31, 2010 (accomplished in February 2010); and

(d)	1,000 units of licensed products sold by August 31, 2011 (not accomplished).

If OCTuS is unable to meet any of these diligence obligations, then the University will notify OCTuS of failure to perform, and OCTuS will have the right to extend the target date of any such diligence obligation for a period of six months upon the payment of $5,000 within 30 days of the date to be extended for each such extension option exercised by OCTuS.  OCTuS may further extend the target date of any diligence obligation for an additional six months upon payment of an additional $5,000.  Additional extensions may be granted only by mutual written consent of OCTuS and the University.  Should OCTuS elect not to extend the dates or fail to meet a milestone by the extended target date, then the University will have the right either to terminate the agreement or to reduce OCTuS’ exclusive license to a non-exclusive license, by means of a notice delivered to OCTuS, with OCTuS having 60 days to cure the deficiency or to request arbitration. The agreement also includes several other customary provisions, including representations and warranties of the parties, provisions addressing indemnification of the University by OCTuS, use of names and other intellectual property, litigation and disputes, and insurance requirements, and other customary provisions.  To date, the University has not provided a failure to perform notification to OCTuS.

Though laboratory and in-field testing continues for the licensed technology, funded through University and other public sector grants, the Company does not anticipate generating significant, if any, revenue through the sale of the licensed technology, in light of its unproven state and the uncertainty of commercial viability.   Given that OCTuS has not accomplished the milestone requiring the sale of 1,000 units by August 31, 2011, and further given the nascent state of the licensed technology, it is not likely Octus will maintain its license with the University.

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

Employees

As of December 31, 2010, we had seven employees.  We added three employees to our workforce during the year ended December 31, 2010.  None of our employees is currently represented by labor unions or covered by a collective bargaining agreement.  We believe that relations with our employees are good.

ITEM 1B. UNRESOLVED STAFF COMMENTS

SEC Comment Letter

We will be filing our amended annual report on Form 10-K for the year ended December 31, 2009 and quarterly report on Form 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010.

In November 2010, we received a comment letter from the SEC which we submitted our initial response in December 2010.  In January 2011, we received a subsequent comment letter and we submitted red-lined versions of our amended annual report on Form 10-K for the year ended December 31, 2009; our quarterly interim reports for the periods ended March 31, 2010; June 30, 2010 and September 30, 2010.  On August 11, 2011, we received a third comment letter with the following open points which we plan to address as soon as reasonably practical after the filing of this Form 10-K for the year ended December 31, 2010:

•
In our Form 10-K for fiscal year ended December 31, 2009, Certain Relationships and Related Transactions, we’ve been asked to revise our Item 13 disclosure to disclose the indentified related party to whom the Grupo Dynastia note was sold to.  We have made such disclosure in this form 10-K for the year ended December 31, 2010 and will file an amended Form 10-K for the year ended December 31, 2009.

•	In our Form 10-K for the year ended December 31, 2009, we omitted certain exhibits in proper form and will file those with the amended 10-K for 2009.
•
In our Form 10-Q for the period ended September 30, 2010, we failed to present Management’s Discussion and Analysis for the predecessor entity, Quantum Energy Solutions.  We will amend our Quarterly Report on Form 10-Q for the period ended September 30, 2010.  We have also included such discussion in this Form 10-K for the year ended December 31, 2010.

•	We have failed to file timely the Form 10-K for fiscal year ended December 31, 2010, our quarterly reports for the periods ended March 31, 2011 and June 30, 2011.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is eligible for quotation on the Over-the-Counter Bulletin Board pink sheets under the symbol "OCTI.OB".

Set forth below are the ranges of high and low bid prices for each quarter for the Common Stock as reported by the OCTI.OB for the years ended December 31, 2010 and 2009.

COMMON STOCK
QUARTER ENDED	HIGH	LOW
March 31, 2009	$0.10	$0.01
June 30, 2009	0.25	0.05
September 30, 2009	0.39	0.10
December 31, 2009	0.35	0.18
March 31, 2010	0.02	0.02
June 30, 2010	0.08	0.02
September 30, 2010	0.04	0.04
December 31, 2010	0.02	0.02

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

It is anticipated that the market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On September 7, 2011, the closing price of our common stock as reported by the OTC Bulletin Board was $0.02 per share.  Trading on our Common Stock is extremely limited and sporadic.  Therefore, prices are not an accurate indication of the market value of our Common Stock.

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

Description of Capital Stock

Our authorized capital stock at December 31, 2010 consists of the following:

•	Common stock, $0.001 par value, 100,000,000 shares authorized; 46,229,072 shares issued and outstanding;
•	Series A preferred stock, $0.001 par value, 300,000 shares authorized, no shares issued or outstanding;
•	Series B preferred stock, $0.001 par value, 910,000 shares authorized, no shares issued or outstanding;
•	Series C 6.0% cumulative preferred stock, $0.001 par value, 250,000 shares authorized, no shares issued and outstanding; and
•	Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no shares issued or outstanding.

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

As of September 13, 2011, there were approximately 356 holders of our Common Stock.

Recent Sales of Unregistered Securities

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $4,000 stipend each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the year ended December 31, 2010, valued at $13,350 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  The consultant terminated the contract in March 2010. OCTuS issued 60,000 shares under this agreement during the year ended December 31, 2010, valued at $18,900 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to a consultant each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the year ended December 31, 2010, valued at $26,100 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended March 31, 2010, valued at $23,400 and recorded as share-based compensation.  At the end of May 2010, OCTuS entered into a new six-month consulting agreement with the same consultant which calls for OCTuS to issue 25,000 shares of common stock each month the contract is in force. Under the new contract, OCTuS issued 125,000 shares through December 31, 2010, valued at $8,100 and owes 25,000 shares, valued at $1,050, to the consultant recorded as a stock payable.

In February 2010, OCTuS entered into a three-month consulting agreement which call for OCTuS to issue 15,000 shares of common stock each month the contract is in force. OCTuS issued 45,000 shares under this agreement during the year ended December 31, 2010, valued at $8,100, and recorded as share-based compensation. In June, 2010, OCTuS entered into a new six-month consulting agreement with this same consultant which calls for OCTuS to issue 10,000 shares of common stock each month the agreement is in force.  OCTuS issued a total of 40,000 shares, valued at $2,290, under the new consulting agreement during the year ended December 31, 2010.  As of December 31, 2010, OCTuS owed another 20,000 shares, valued at $620, that is recorded as a stock payable.

In February 2010, OCTuS entered into a six-month consulting agreement which calls for OCTuS to issue 1,000,000 shares of common stock for services.  All services were not performed as originally agreed and 500,000 shares were considered in dispute by OCTuS and a cancellation order for these shares was issued.  For the services that were performed, OCTuS agreed that the consultant could keep the initial 500,000 shares which were valued at $150,000 and recorded as share-based compensation. During March 2011, the original cancellation order for the 500,000 shares in dispute was rescinded and the consultant was allowed to keep the shares.  As such, OCTuS determined that an additional $150,000 in compensation expense be recorded as of December 31, 2010 for the fair market value of the shares at the original service date.

During the first quarter of 2010, OCTuS issued convertible secured promissory notes (the “2010 Notes”) with a principal amount of $35,000 to five investors for proceeds of $30,000 and, in the case of one investor, conversion of an outstanding promissory note into a convertible note.  The 2010 Notes bear interest at a rate of 10% per annum and are due two years from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the Notes were issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of Common Stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the Common Stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the Common Stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the note a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The Notes may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.35 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the Notes, OCTuS issued warrants to the note holders to purchase 140,000 shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrants is eighteen months.  The securities were issued without any public solicitation, to a limited number of investors.  The shares were issued in reliance on Section 4(2) of the Securities Act.  Each investor represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.  Each investor also represented that they had an opportunity to ask questions of management of OCTuS, understood the investment risks involved in acquiring the securities, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the securities and the business of the Company and that the recipient understood the speculative nature of the acquisition of the securities and was an accredited investor as defined in Regulation D.

During the year ended December 31, 2010, OCTuS issued 562,000 common shares in connection with the exercise of warrants for $5,620.

In June 2010, OCTuS issued 150,000 shares, valued at $7,500, in connection with the acquisition of Quantum Energy Solutions, Inc.

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

In June 2010, OCTuS issued a convertible secured promissory note with a principal value of $500,000 to an investor.  The note has a stated interest rate of 12% and is due in June, 2011.  No payments of principal or interest are due to be paid until the date of maturity.  At any time commencing ninety (90) days after the date of issuance of this note and before the maturity date or earlier conversion of this note, the holder, at holder’s option and upon five (5) days prior written notice to the Company, may convert in whole or in part the outstanding principal and accrued but unpaid interest of this note into a number of shares of common stock determined by the greater of $0.30 per share or at 70% of the average closing price of the common stock on, for the ten trading days ending five days before the conversion date.  OCTuS issued warrants in conjunction with this note to purchase 2,500,000 shares of common stock at an exercise price of $0.01 per share.  The term of the warrants is eighteen months.  The relative fair value of the warrants was $98,201 resulting in an initial discount.  The conversion feature had no intrinsic value at the date of inception.  For the year ended December 31, 2010, $98,201 related to the debt discount was amortized into interest expense.  In addition, OCTuS recorded a deferred financing cost associated with a payment of $30,000 to an unrelated third party as a finder’s fee for this note.  The deferred financing cost is being amortized over the one-year maturity period of the convertible note resulting in $16,250 in interest expense for the year ended December 31, 2010.  On December 3, 2010, OCTuS received a notice of default from the note holder for non-payment of principal and accrued interest.  On December 20, 2010, OCTuS received a notice of intent to collect for the entire note balance due.  In July 2011, the note was modified and extended and is no longer considered to be in default.  See Note 12 Subsequent Events of footnotes to financial statements for modifications and extension terms of this note.

On June 10, 2010, OCTuS entered into an Asset Purchase Agreement and related agreements with Quantum Energy Solutions, Inc., a California corporation (“Quantum”).   The purchase price included 150,000 shares of OCTuS common stock, valued at $7,500, on the date of the transaction closing which was June 10, 2010, at $0.05 per share, plus assumption of $62,891 in accounts payable and accrued expenses; assumption of a line of credit facility with a balance of $45,253 and assumption of a 3-year promissory note to the seller for $130,000.

In March 2011, OCTuS issued 2,547.055 shares in connection with a convertible note in the amount of $32,000 under the terms of a Convertible Bridge Loan.  See Note 12 Subsequent Events to the financial statements.

In April 2011, OCTuS issued 58,325 shares for payment of accrued interest of $17,546 related to various convertible notes agreements. OCTuS calculated the conversion rate of the shares at $0.30 per share.

In July 2011, OCTuS modified and extended the terms of the $500,000 Convertible note issued in June 2010, which matured in June 2011.  OCTuS received a default notice from the note holder and negotiated a modification.  The general terms of the modification an extension include:

•	An extension of the maturity date from June 2010 to December 2, 2011;
•	The issuance of 2,000,000 shares of common stock;
•	Past due interest of approximately $30,000 became part of the principal amount;
•	Change in conversion price of the note from the greater of $0.30 or 70% of the average closing price of the common stock, for the ten trading days ending five days before the conversion date to $0.15.

In July 2011, OCTuS issued 2,338,725 shares of common stock, with a fair value of $7,250, in payment of $5,075 of accrued interest related to the $480,539 convertible notes- related party outstanding.

In July 2011, OCTuS issued 2,000,000 shares, with a fair value of $6,200, as bonus shares under a two year convertible promissory note with a third party for $50,000.  The maturity date of this note is in July 2013.  See Note 12 Subsequent Events to the financial statements.

Equity Compensation Plans

We have a stock option plan for option grants to our directors, officers, employees and consultants.  Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2010, we have reserved a total of 10,000,000 shares of common stock for exercise under the stock option plan.  As of December 31, 2010, we have options for 1,060,000 shares outstanding.  During the year ended December 31, 2010, we granted options to purchase 1,000,000 shares at exercise prices ranging from $0.05 to $0.11.

At December 31, 2009, we had options to purchase 60,000 shares outstanding.   As of December 31, 2009, one option for 30,000 shares and one option for 30,000 shares at grant prices of $0.39 and $0.33 per share were issued in August 2009 with a term of three years.  Accordingly, 405,000 shares are available for grant under the stock option plan.  The remaining life of the option is 2.75 years.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

We recognize revenue for the sale of our products and our services when the following four basic criteria are met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.  Revenue is derived primarily from providing services under short-term negotiated fixed and variable fee arrangements. Revenue is recognized when it is earned, typically when our services have been rendered or product has been shipped.  Upon execution of an agreement, if services have not been provided then the amount to be paid as a deposit under such agreement is recorded as deferred revenue on the balance sheet and is reclassified as revenue on the statement of operations after services have been provided and such revenue earned.  Any amount that has been earned, but not yet billed, is recorded as work in process or unbilled at the balance sheet date.

Management's Discussion and Analysis of Financial Condition

This information should be read in conjunction with the audited consolidated financial statements and notes contained herein.

Overview

We seek to become a leading resource efficiency company that brings innovative energy efficiency and water efficiency solutions to the commercial and public sector markets.  OCTuS intends to pursue and facilitate resource efficiency projects involving energy and water efficiency systems, and products that OCTuS may develop, acquire, license or distribute.  OCTuS believes that the market demand for energy and water conservation presents an attractive business opportunity.

We are actively seeking technologies and business opportunities in the resource efficiency sector, which may include the licensing, acquisition or development of energy and water efficiency products or technologies and the facilitation and management of financing solutions for resource efficiency projects. We intend to recruit management, advisors and affiliates with sufficient experience needed to review and qualify such technologies and business opportunities for our involvement.  Although we are seeking such opportunities, we may not consummate any such transactions beyond what have been consummated to date, and it is possible such transactions would not generate sufficient revenue to sustain our operations.  We anticipate the need for additional debt or equity financing, and if the Company raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.

Results of Operations for the Year Ended December 31, 2010 compared to Year Ended December 31, 2009 (Successor)

We recognized $197,186 in revenue for the year ended December 31, 2010 as compared to $0 during the year ended December 31, 2009.  The increase was a result of the acquisition of certain assets of Quantum Energy Solutions, Inc. in June 2010 and the execution of resource efficiency projects and product sales.  Gross margin during the year ended December 31, 2010 was $50,204 or 25% on these resource efficiency related projects.

We incurred $1,429,781 in general and administrative expenses during the year ended December 31, 2010 as compared to $784,430 during the year ended December 31, 2009.  The increase in general and administrative expenses was related primarily to stock-based compensation, an increase in accounting and auditing fees associated with the acquisition of certain assets of Quantum Energy Solutions, Inc., and response to an SEC comment letter.  During the year ended December 31, 2010, we reported a net loss of $1,680,484 or $0.04 loss per share, compared to a net loss of $932,011 or $0.02 loss per share for the year ended December 31, 2009 We expect to incur losses until such time, if ever, we begin generating significant revenue from operations.

Interest expense for the year ended December 31, 2010 was $300,933 compared to $147,581 incurred during 2009.  The increase was primarily related to the amortization of debt discounts and deferred financing costs of $203,914 during the year ended December 31, 2010 as compared to $105,108 for the year ended December 31, 2009.

Results of Operations for the Year Ended December 31, 2010 (Successor) compared to Year Ended December 31, 2009 (Predecessor)

The results of operations for the year ended December 31, 2010 (Successor) includes six months of operating history after the acquisition of certain assets of Quantum Energy Solutions, Inc., while the year ended December 31, 2009 includes a full year of operations of the historical Quantum company.  During the period in 2010 after the acquisition of Quantum, we recognized $197,186 of revenue related to the execution of resource efficiency projects and product compared to a year to date revenue amount of $239,582 recognized by the predecessor entity during 2009.  The increased revenue rate is due to a focused sales efforts and focused marketing efforts in the rebate market and successful negotiations of contracts.  Gross margin during the year ended December 31, 2010 (which includes only six months of Quantum activity) was $50,204 or 25% as compared to $63,579 or 26.5% for the full year ended December 31, 2009 for the predecessor company.

We incurred $1,429,781 in general and administrative expenses in the successor company during the year ended December 31, 2009, while the predecessor incurred $333,201 during the year ended December 31, 2009.  The increase is primarily due to stock-based compensation incurred in the successor company as the predecessor company was privately held.  In addition, an increase in accounting and auditing fees associated with the acquisition and being a public company contributed to fluctuation of general and administrative expenses.

Liquidity and Capital Resources

Cash on hand as of December 31, 2010 was $35,962 as compared to $23,003 at December 31, 2009. Our total assets were $397,868 as of December 31, 2010 and $24,869 at December 31, 2009. Our current liabilities were $2,099,100 as of December 31, 2010 including $373,217 in accounts payable, $159,970 in stock payable, $252,819 in accrued liabilities, $194,357 in accrued liabilities-related parties, $158,565 notes payable, $27,468 notes payable - related parties, $635,000 convertible notes payable and $237,500 in convertible notes - related party.  At December 31, 2009, our current liabilities were $495,915 reflecting an increase to December 31, 2010 due to the convertible notes.  At December 31, 2009, our accounts payable and accrued liabilities were $128,986.

During the year ended December 31, 2010, cash flows used in operations was $509,673 and was made up primarily of the net loss of $1,680,484 and non-cash add backs of $187,664 in amortization of debt discounts; $436,839 of share-based compensation and $16,250 of amortization of deferred financing costs; increase of accounts payable and accrued liabilities of $434,159; accounts payable and accrued liabilities-related parties of $131,741 primarily related to accrued salaries and the increase in deferred revenue on amounts received in advance of revenue recognition of $54,296.  During December 31, 2009, cash flows used in operations was $148,061 and was made up primarily of the net loss of $932,011 and non-cash add backs of share-based compensation of $349,353 and amortization of debt discount of $105,108; and an increase in accounts payable and accrued liabilities of $96,835 and increase in stock payable of $171,700.

The Company financed its operations during the year ended December 31, 2010 primarily through advances from our CEO of $48,500 and issuance of convertible notes payable of $630,000 along with the exercise of warrants for $5,620.   During year ended December 31, 2009, the company financed its operations primarily through the issuance of convertible notes of $135,000 and loans from related parties of $32,750.

During the first quarter of 2010, OCTuS issued convertible secured promissory notes (the “2010 Notes”) with a principal amount of $35,000 to five investors for proceeds of $30,000 and, in the case of one investor, conversion of an outstanding promissory note into a convertible note.  The 2010 Notes bear interest at a rate of 10% per annum and are due two years from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the Notes were issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of Common Stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the Common Stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the Common Stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the note a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The Notes may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.35 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the Notes, OCTuS issued warrants to the note holders to purchase 140,000 shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrants is eighteen months.  The securities were issued without any public solicitation, to a limited number of investors.  The shares were issued in reliance on Section 4(2) of the Securities Act.  Each investor represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.  Each investor also represented that they had an opportunity to ask questions of management of OCTuS, understood the investment risks involved in acquiring the securities, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the securities and the business of the Company and that the recipient understood the speculative nature of the acquisition of the securities.

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

In June 2010, OCTuS issued a convertible secured promissory note with a principal value of $500,000 to an investor.  The note has a stated interest rate of 12% and is due in June, 2011.  No payments of principal or interest are due to be paid until the date of maturity.  At any time commencing ninety (90) days after the date of issuance of this note and before the maturity date or earlier conversion of this note, the holder, at holder’s option and upon five (5) days prior written notice to the Company, may convert in whole or in part the outstanding principal and accrued but unpaid interest of this note into a number of shares of common stock determined by the greater of $0.30 per share or at 70% of the average closing price of the common stock on, for the ten trading days ending five days before the conversion date.  OCTuS issued warrants in conjunction with this note to purchase 2,500,000 shares of common stock at an exercise price of $0.01 per share.  The term of the warrants is eighteen months.  The relative fair value of the warrants was $98,201 resulting in an initial discount.  The conversion feature had no intrinsic value at the date of inception.  For the year ended December 31, 2010, $98,201 related to the debt discount was amortized into interest expense.  In addition, OCTuS recorded a deferred financing cost associated with a payment of $30,000 to an unrelated third party as a finder’s fee for this note.  The deferred financing cost is being amortized over the one-year maturity period of the convertible note resulting in $16,250 in interest expense for the year ended December 31, 2010.

Subsequent Financing Activities

In March, April, May, June and August of 2011, Mr. Soderquist loaned OCTuS a total of $72,000 under various note agreements.  The notes accrue interest at the rate of 10% per year and payment of the accrued interest and principal are due no later than March 20, 2012, April 1, 2012, April 21, 2012, May 27, 2012, June 2012 and August 2012.

In March 2011, OCTuS entered into an agreement for an Equity Line of Credit and a Convertible Bridge Loan with a third party.

•	Under the terms of the Equity Line of Credit:

o
The third party may commit to purchase up to $5,000,000 of the company’s common stock over the course of twenty-four months after an effective registration statement has been filed with the SEC.  If the Company does not complete the registration statement, then the commitment is null and void.

o	Upon OCTuS’ option, the maximum amount of any individual purchase of OCTuS’ common stock is $350,000 at any one time and no purchase will be made in amount lower than $20,000.
o	The purchase price will be set at 90% of the market price of the stock.

•	Under the terms of the Convertible Bridge Loan:

o	Financings will consist of a series of convertible notes in an aggregate amount of up to $250,000 with the first tranche being $32,000 and subsequent tranches as agreed upon by the parties.
o	In April 2011, $32,000 was funded directly to a vendor of the company.
o
The convertible notes will carry an interest rate of 9% and be convertible into shares of common stock at the greater of $0.025 or 70% of the average lowest volume weighted average price for 10 trading days prior to conversion.  The floor of $0.025 will be eliminated if OCTuS fails to enter into a minimum of $600,000 in new contracts within three months of the first tranche of $32,000.

o
A commitment fee of $250,000 worth of restricted common shares will be issued to the third party in consideration of funding of the convertible notes.  The first tranche of shares worth $83,333 was due with the funding of the first tranche of $32,000.  The company issued 2,547,055 shares on April 6, 2011 in satisfaction of this first commitment.  The remaining tranches of stock under the commitment fee are not due until (1) filing the registration statement, assuming funding has occurred and (2) the registration statement becoming effective, assuming funding has occurred.

In April 2011, OCTuS issued 58,325 shares for payment of accrued interest of $17,546 related to various convertible notes agreements. OCTuS calculated the conversion rate of the shares at $0.30 per share.

In June and July 2011, OCTuS entered into various note agreements with a third party and assigned certain customer receivables as collateral for these notes.

•
On June 13, 2011, $37,700 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $39,684.  Payment of accrued interest and principal are due no later than November 12, 2011.  The company receives a discount from remitting the customer balance if collected and remitted prior to November 30, 2011.   On June 29, 2011, OCTuS paid $38,493 of principal and interest related to this note.

•
On July 1, 2011, $23,010 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $24,221.  Payment of accrued interest and principal are due no later than November 30, 2011.  The company receives a discount off the customer balance if collected and remitted prior to November 30, 2011.  In July and August 2011, OCTuS paid a partial payment of $16,173 related to principal and interest associated with this note.

•
On July 1, 2011, $32,331 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $34,033.  Payment of accrued interest and principal are due no later than November 30, 2011.  The company receives a discount off the customer balance if collected and remitted prior to November 30, 2011.

•
On July 1, 2011, $11,245 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $11,837.  Payment of accrued interest and principal are due no later than November 30, 2011.  The company receives a discount off the customer balance if collected and remitted prior to November 30, 2011.  In July 2011, OCTuS paid $11,481 in principal and interest associated with this note.

In July 2011, OCTuS modified and extended the terms of the $500,000 Convertible note issued in June 2010, which matured in June 2011.  The company received a default notice from the note holder and negotiated a modification.  The general terms of the modification an extension include:

•	An extension of the maturity date from June 2010 to December 2, 2011
•	The issuance of 2,000,000 shares of common stock;
•	Past due interest of approximately $30,000 became part of the principal amount;
•	Change in conversion price of the note from the greater of $0.30 or 70% of the average closing price of the common stock, for the ten trading days ending five days before the conversion date to $0.15.
•	Removal of the cashless exercise provision of the warrants issued under the original agreement.

In July 2011, OCTuS issued 2,338,725 shares of common stock, with a fair value of $7,250, in payment of $5,075 of accrued interest related to the $480,539 convertible notes- related party outstanding.

In July 2011, OCTuS issued 2,000,000 shares, with a fair value of $6,200, as bonus shares under a two year convertible promissory note with a third party for $50,000.  The maturity date of this note is July 2013.  The convertible note agreement has a stated interest rate of 9% and the accrued interest is due semi-annually.  The note may be converted at the option of the holder at any time commencing ninety days after the issuance of the note at lesser of $0.03 per share or 70% of the average closing price of the shares for the ten days ending five days before the conversion date.  Upon a financing of at least $1,000,000, (“Qualified Financing,”) the note shall be automatically converted into shares at a conversion price equal to the lesser of $0.03 or 70% of the price per share paid for the securities issued Qualified Financing. On August 2, 2011, the parties agreed that effective with the original date of the agreement, that the conversion price was changed to be the greater of $0.01 or 70% of the average closing price of the shares for the ten days ending five days before the conversion date.

In addition to revenues that we may receive from customers and sales of products and services, we will need to raise additional funds through debt or equity financing to achieve our current business strategy.  The financing we need may not be available when needed.  Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to the interests of existing investors with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  Our inability to obtain financing will inhibit our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease our operations.  If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs.  In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results or financial condition to such an extent that we are forced to restructure, file for bankruptcy, sale assets or cease operations.  We cannot provide assurances that we will be able to enter into any new investment, or that the terms of any agreements relating to any new investment will be on terms favorable to the Company.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OCTUS , Inc.
Table of Contents

Page
Report of Independent Registered Public Accounting Firm	18

Consolidated Balance Sheets	19

Consolidated Statements of Operations	20

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	21

Consolidated Statements of Cash Flows	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Octus, Inc.
Davis, California

We have audited the accompanying consolidated balance sheets of Octus, Inc. (Successor Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended December 31, 2010 and 2009.  We have audited the accompanying balance sheet of Quantum Energy Solutions, Inc. (Predecessor Company) as of December 31, 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Octus, Inc. (Successor Company) as of December 31, 2010 and 2009, and the results of its operations, and its cash flows for the years ended December 31, 2010 and 2009, and the financial position of Quantum Energy Solutions, Inc. (Predecessor Company) as of December 31, 2009, and the results of its operations, and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
September 12, 2011

OCTUS, INC.
CONSOLIDATED BALANCE SHEETS

			PREDECESSOR
	SUCCESSOR COMPANY		COMPANY
	December 31, 2010	December 31, 2009	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$35,962	$23,003	$126,940
Accounts receivable – trade, net of allowance of $0	112,332	-	-
Deferred financing costs, net of accumulated amortization of $16,250	13,750	-	-
Other current assets	3,770	1,686	-
TOTAL CURRENT ASSETS	165,814	24,689	126,940

Property, plant and equipment, net of accumulated depreciation of $552	6,382	-	-
Goodwill	225,672	-	-
TOTAL ASSETS	$397,868	$24,689	$126,940

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$373,217	$102,236	$90,885
Accrued liabilities	252,819	26,750	-
Accounts payable – related parties	5,908	4,993	-
Accrued liabilities – related parties	194,357	63,986	-
Deferred revenue	54,296	-
Stock payable	159,970	171,700	-
Notes payable	158,565	5,000	35,899
Notes payable – related parties	27,468	32,750	109,951
Convertible notes – related party – current portion	237,500	88,500	-
Convertible notes payable – current portion, net of unamortized discount of $0	635,000	-	-
TOTAL CURRENT LIABILITIES	2,099,100	495,915	236,735

LONG TERM LIABILITIES
Notes payable – long term – related party	48,000	-	-
Convertible notes – related party	243,039	392,039	-
Convertible notes, net of unamortized discount of $0 and $17,709, respectively	35,455	117,291	-
TOTAL LIABILITIES	2,425,594	1,005,245	-

Commitments and contingencies	-	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares authorized, no shares issued or outstanding	-	-	-
Series B preferred stock, $0.001 par value, 910,000 shares authorized, no shares issued or outstanding	-	-	-
Series C 6% cumulative preferred stock, $0.001 par value, 250,000 shares authorized, no shares issued and outstanding	-	-	-
Undesignated preferred stock, $0.001 par value, 540,000 shares authorized, no shares issued or outstanding	-	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 46,229,072 and 43,867,072 shares issued and outstanding, respectively. (Predecessor entity: Common stock $0.10 par; 100,000 shares authorized; 10,000 shares issued and outstanding	46,229	43,867	1,000
Additional paid-in capital	23,930,164	23,299,212	64,937
Accumulated deficit	(26,004,119)	(24,323,635)	(175,732)
TOTAL STOCKHOLDERS’ DEFICIT	(2,027,726)	(980,556)	(109,795)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$397,868	$24,689	$126,940

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	SUCCESSOR COMPANY		PREDECESSOR COMPANY
	2010	2009	2009

Revenues
Product revenue	$6,113	$-	$-
Service revenue	191,073	-	239,582
Total revenue	197,186	-	239,582

Cost of goods sold	(146,982)	-	(176,003)

Gross margin	50,204	-	63,579

General and administrative expenses	1,429,781	784,430	333,201

Loss from operations	(1,379,577)	(784,430)	(269,622)

Interest expense	(300,933)	(147,581)	(2,928)
Interest income	26	-	-
Net loss	$(1,680,484)	$(932,011)	$(272,550)

Per common share information - basic and diluted

Net loss per common share	$(0.04)	$(0.02)	$(27.26)

Weighted average common shares outstanding	45,250,412	39,223,812	10,000

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (Successor and Predecessor)

	Common stock
	Numbers of		Additional Paid-in	Accumulated Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balances as of December 31, 2008 (Predecessor)	10,000	$1,000	$55,472	$136,271	$192,743

Net loss	-	-	-	(272,550)	(272,550)

Cash contributions from owners			9,465	-	9,465

Cash distributions to owners	-	-	-	(39,453)	(39,453)

Balance as of December 31, 2009 (Predecessor)	10,000	$1,000	$64,937	$(175,732)	$(109,795)

Balance as of December 31, 2008 (Successor)	13,437,072	$13,437	$22,857,472	$(23,391,624)	$(520,715)

Common shares issued for services	30,430,000	30,430	304,270	-	334,700

Stock options issued for services	-	-	14,653	-	14,653

Discount on convertible notes	-	-	122,817	-	122,817

Net loss				(932,011)	(932,011)

Balance as of December 31, 2009 (Successor)	43,867,072	43,867	23,299,212	(24,323,635)	(980,556)

Common shares issued for services	1,610,000	1,610	413,530	-	415,140

Discount on convertible notes	-	-	169,955	-	169,955

Amortization of stock options issued for services	-	-	21,699	-	21,699

Common shares issued for warrant exercises	562,000	562	5,058	-	5,620

Stock issued for business combination	150,000	150	7,350	-	7,500

Stock issued for stock payable	40,000	40	13,360	-	13,400

Net loss	-	-	-	(1,680,484)	(1,680,484)

Balances at December 31, 2010 (Successor)	46,229,072	$46,229	$23,930,164	$(26,004,119)	$(2,027,726)

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	SUCCESSOR COMPANY		PREDECESSOR COMPANY
	2010	2009	2009
OPERATING ACTIVITIES
Net loss	$(1,680,484)	$(932,011)	$(272,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	552	-	1,786
Share-based compensation	436,839	349,353	-
Amortization of deferred financing cost	16,250	-	-
Amortization of debt discount	187,664	105,108	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(92,360)	-	222,031
Increase (decrease) in accounts payable and accrued liabilities	434,159	96,835	(10,293)
Increase in accounts payable and accrued liabilities – related parties	131,741	60,954	-
Increase in stock payable	1,670	171,700	-
Increase in deferred revenue	54,296	-	-

Net cash used in operating activities	(509,673)	(148,061)	(59,026)

INVESTING ACTIVITIES
Payments for fixed assets	(6,934)	-	-
Proceeds from deposits	-	-	71,455
Payment on deposits	(2,084)	(1,686)	-

Net cash provided by (used in) investing activities	(9,018)	(1,686)	71,455

FINANCING ACTIVITIES
Payments on line of credit	(3,369)	-	(19,781)
Borrowings on line of credit	-	-	27,200
Cash distributions to owners	-	-	(39,453)
Cash contributions from owners	-	-	9,465
Payments on notes payable	(13,319)	-	-
Proceeds from convertible notes payable	630,000	135,000	-
Cash paid for deferred financing costs	(30,000)	-	-
Payments on convertible notes payable	(100,000)	-	-
Proceeds from loans – related party	48,500	32,750	103,951
Payments on loans – related party	(5,782)	-	-
Proceeds from exercise of warrants	5,620	-	-
Proceeds from notes payable	-	5,000	-

Net cash provided by financing activities	531,650	172,750	81,382

Net change in cash	12,959	23,003	93,811

CASH AT BEGINNING OF PERIOD	23,003	-	33,129

CASH AT END OF PERIOD	$35,962	$23,003	$126,940

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$28,339	$1,090	$2,928
Cash paid for income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount from warrants issued with convertible debt	$169,955	$122,817	$-
Conversion of note payable and accrued interest into convertible note payable - related party	$5,455	$-	$-
Issuance of stock in satisfaction of stock payable	$13,400	$-	$-
Net assets acquired in business combination for common stock	$7,500	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCTUS, INC.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Organization and Basis of Presentation

Octus, Inc. (“OCTuS”) was formed as a California corporation in 1983.  On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada.  In December 2003, the change was completed and OCTuS became a Nevada corporation.  Today OCTuS is seeking to become a leading resource efficiency company that brings innovative energy efficiency and water efficiency solutions to the commercial and public sector markets.  OCTuS intends to pursue and facilitate resource energy efficiency projects involving energy and water efficiency systems, and products that OCTuS may develop, acquire, license or distribute.  OCTuS believes that the market demand for energy and water conservation presents an attractive business opportunity.  On June 10, 2010, OCTuS entered into an Asset Purchase Agreement and related agreements with Quantum Energy Solutions, Inc., a California corporation (“Quantum”).  Effective June 30, 2010, the acquisition of Quantum has been accounted for using purchase accounting since OCTuS acquired substantially all of the assets, debts, employees, intangible contracts and business of Quantum.

OCTuS determined Quantum Energy Solutions, Inc. to be its predecessor entity as Quantum’s historical operations were significantly larger than the historical operations of OCTuS.  For purposes of financial statements, designation of an acquired business as a predecessor is required if a registrant succeeds to the business of another entity and the registrant’s own operations prior to the succession appear insignificant relative to the operations assumed or acquired.  As such, OCTuS has included the historical financial statements of Quantum as its predecessor entity.

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

Intangibles

Intangible assets at December 31, 2010 included goodwill of $225,672 related to the acquisition of Quantum.

ASC 350-20 eliminated the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. OCTuS adopted ASC 350-20 effective January 1, 2002. If the carrying amount of a reporting unit exceeds its fair value, we measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. At June 30, 2010, OCTuS completed its intitial impairment testing of goodwill. During, the remainder of the year, there were no events or circumstances that would have indicated potential impairment.  OCTuS performed its annual impairment test on June 30, 2011 and the carrying amount of Quantum did not exceed its fair value and as a result, no impairment loss was recognized.

Revenue Recognition

We recognize revenue for the sale of our products and our services when the following four basic criteria are met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.  Revenue is derived primarily from providing services under short-term negotiated fixed and variable fee arrangements. Revenue is recognized when it is earned, typically when our services have been rendered or product has been shipped.  Upon execution of an agreement, if services have not been provided then the amount to be paid as a deposit under such agreement is recorded as deferred revenue on the balance sheet and is reclassified as revenue on the statement of operations after services have been provided and such revenue earned.  Any amount that has been earned, but not yet billed, is recorded as work in process or unbilled at the balance sheet date.

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

OCTuS has adopted ASC 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that OCTuS has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of December 31, 2010, OCTuS had not recorded any tax benefits from uncertain tax positions.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include accounts payable, accrued expenses and notes payable.  Fair values were assumed to approximate carrying values because these financial instruments are short term, their carrying amounts approximate fair values, or they are payable on demand.

Loss per Share

Basic loss per common share (“EPS”) calculations were determined by dividing net loss by the weighted average number of shares of common stock outstanding during the years.  Diluted loss per common share calculations were determined by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the years ended December 31, 2010 and 2009, common stock options of 1,060,000 and 60,000, warrants of 2,580,000 and 540,000, and debt convertible into shares of 7,480,976 and 5,705,390, respectively, were not included in the calculation, as their effect would be anti-dilutive.

Stock-Based Compensation

OCTuS follows the Accounting Standards Codification ASC 718 - Compensation - Stock Compensation. Under ASC 718, OCTuS estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of OCTuS’ common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, OCTuS reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

Subsequent Events

OCTuS evaluated events occurring between the end of our fiscal year, December 31, 2010, and when the consolidated financial statements were issued.

Recent Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flow.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has a working capital deficit of $1,933,286, a stockholders’ deficit of $2,027,726 and an accumulated deficit of $26,004,119 as of December 31, 2010.  In addition, OCTuS has generated recurring losses, aggregating $1,680,484 and $932,011 in 2010 and 2009, respectively.

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

The purchase price included 150,000 shares of OCTuS common stock, valued at $7,500, on the date of the transaction closing which was June 10, 2010, at $0.05 per share, plus assumption of $62,891 in accounts payable and accrued expenses; assumption of a line of credit facility with a balance of $45,253 and assumption of a 3-year promissory note to the seller for $130,000.

OCTuS entered into various employment and consulting arrangements with Quantum employees and a former owner where OCTuS issued 700,000 stock options to purchase common stock at exercise prices ranging from $0.06 to $0.11 per share.  OCTuS estimated the fair market value of these stock options to be $38,513 using a Black Scholes pricing model and will be amortized over the future requisite service period.  During the year ended December 31, 2010, $12,289 of share based compensation relating to these options was recognized.   The two year consulting arrangement with a former owner of Quantum included additional compensation of (i) a monthly cash payment of $5,000 and (ii) commissions on contracts originated by the consultant on Quantum projects of 10% of the gross margin payable in common stock; 30% of the gross margin payable in cash on projects invoiced in the first 90 days after consummation of the purchase; 20% of the gross margin payable in cash on projects invoiced in the second 90 days after purchase; and 10% of the gross margin payable in cash for projects invoiced thereafter through the end of the two year term.  All additional compensation described above occurs after the purchased accounts payable have been paid for.

On June 10, 2010, OCTuS assumed a three-year promissory note with the former principal owner of Quantum in the amount of $130,000.  The note has a simple interest rate of 6% per year.  No later than the 10th day of each month, OCTuS shall pay 36 equal monthly payments of $3,955 for principal and interest (assuming no further principal payments are made as further described) and make principal reduction payments as may occur of 10% of the gross margin of revenue received over the prior 30 days from projects initiated by former Quantum employees or principals.  OCTuS may prepay any or this entire note and accrued interest with no penalty any time before the maturity of the note.  In June 2010, the former principal of Quantum and OCTuS agreed to assign this note to a trust administered by the former principal owner of Quantum.   As of December 31, 2010, OCTuS has made principal payments of $13,319 under the terms of this note and is currently behind in its monthly payments.

In addition, OCTuS assumed the outstanding balance of $45,253 owed under a Line of Credit Facility with a variable interest rate currently at 7.25%.  The total line of credit capacity is $50,000, but OCTuS cannot borrow under the line of credit.  As of December 31, 2010, OCTuS has made principal payments of $3,369 under the terms of this line of credit.

 The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded in goodwill.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:  Subsequent to the acquisition, and at December 31, 2010, management examined the collectability of the acquired receivables and determined that $12,890 of the originally acquired receivables were no long deemed to be collectible, so management reserved for those receivables with a corresponding increase to goodwill:

Cash and cash equivalents	$-
Accounts receivable	19,972
Goodwill	225,672
Total assets acquired	245,644

Accounts payable and accrued expenses	62,891
Line of credit	45,253
Long term debt	130,000
Total liabilities assumed	238,144

Net assets acquired	$7,500

The allocation of the purchase price was based on preliminary estimates and is provisional at December 31, 2010.  Estimates and assumptions are subject to change upon the receipt of management’s review of the final amounts and final tax returns.  This final evaluation of net assets acquired took place on June 10, 2011.

The following unaudited pro-forma combined condensed financial statements are based on the unaudited historical financial statements of Quantum and OCTuS after giving effect to the acquisition of Quantum. This historical operation of OCTuS, Inc. includes six months of Quantum activity as the acquisition for accounting purposes was effective on June 30, 2010.   The unaudited pro-forma condensed combined statements of operations for the years ended December 31, 2010 and 2009 is presented as if the acquisition had taken place on the first day of each period by combining the unaudited historical results of Quantum and OCTuS.

The unaudited pro-forma results were as follows:

OCTuS, Inc.
Unaudited Pro-forma Statements of Operations

	For the Year Ended December 31, 2010
	Historical OCTuS, Inc.	Historical Quantum for the 180-day period ended June 29, 2010	Pro-forma Adjustments		Pro-forma Condensed Combined
Revenues	$197,186	$95,300	$-		$292,486
Cost of sales	(146,982)	(46,542)	-		193,524
Gross margin	50,204	48,758	-		98,962
Operating expenses	(1,429,781)	(98,114)	-		(1,527,895)
Interest income and expense, net	(300,907)	(1,531)	-		(302,438)
Net loss	$(1,680,484)	$(50,887)	$-		$(1,731,371)

Net loss per share - basic and diluted	$(0.04)				$(0.04)
Weighted average shares outstanding -basic and diluted	45,250,412		150,000	(a)	45,400,412

	For the Year Ended December 31, 2009
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments		Pro-forma Condensed Combined
Revenues	$-	$239,582	$-		$239,582
Cost of sales	-	(176,003)	-		(176,003)
Gross margin	-	63,579	-		63,579
Operating expenses	(784,430)	(333,201)	-		(1,117,631)
Interest expense	(147,581)	(2,928)	-		(150,509)
Net loss	$(932,011)	$(272,550)	$-		$(1,204,561)

Net loss per share - basic and diluted	$(0.02)				$(0.03)
Weighted average shares outstanding -basic and diluted	39,223,812		150,000	(a)	39,373,812

(a)	OCTuS issued 150,000 shares as consideration for the purchase of Quantum. The pro-forma adjustment treats the shares as having been issued at the first day of each period.

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

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to Sasaima Holdings SA, who already held a promissory note in the amount of $113,747. The terms of the new combined $480,539 note were modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid. Total interest expense under borrowings from this party during the year ending December 31, 2010 and 2009 was $12,816 and $28,146 respectively.  The current portion of this note is $237,500 and $88,500 at December 31, 2010 and 2009, respectively.  Upon conversion of the outstanding principal and accrued interest, this party would own greater than 10% of the outstanding shares on a fully diluted basis.  During the year ended December 31, 2010, OCTuS paid $5,000 toward accrued interest on this note.

Note 5 – Notes Payable

During April 2009, a third party loaned OCTuS $5,000 to provide short-term working capital.  This loan bears interest at 10% and is due upon demand. During February 2010, this loan and $455 of accrued interest were converted into the convertible note and warrant offering.

On June 10, 2010, OCTuS assumed a three-year promissory note with the former principal owner of Quantum in the amount of $130,000.  The note has a simple interest rate of 6% per year.  No later than the 10th day of each month, OCTuS shall pay 36 equal monthly payments of $3,955 for principal and interest (assuming no further principal payments are made as further described) and make principal reduction payments as may occur of 10% of the gross margin of revenue received over the prior 30 days from projects initiated by former Quantum employees or principals.  OCTuS may prepay any or this entire note and accrued interest with no penalty any time before the maturity of the note.  In June 2010, the former principal of Quantum and OCTuS agreed to assign this note to a trust administered by the former principal owner of Quantum.   As of December 31, 2010, OCTuS has made principal payments of $13,319 under the terms of this note, and is behind in its obligations under the terms of this note.

In addition, OCTuS assumed the outstanding balance of $45,253 owed under a Line of Credit Facility with a variable interest rate currently at 7.25%.  The total line of credit capacity is $50,000, but OCTuS cannot borrow under the line of credit.  As of December 31, 2010, OCTuS has made principal payments of $3,369 under the terms of this line of credit and is currently in default.

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

During the year ended December 31, 2010, Mr. Soderquist loaned OCTuS  a total of $48,500.  $500 of these loans bear interest at 10% and are due upon demand.  $48,000 of these notes is due in November and December 2012 and is presented as long term.

During year ended December 31, 2010, payments of $5,782 have been paid by OCTuS on these related party notes payable.

Note 7 – Convertible Notes Payable

For the years ended December 31, 2010 and 2009, OCTuS issued convertible secured promissory notes with a principal amount of $35,000 and $135,000, respectively, to investors.  The notes bear interest at a rate of 10% per annum and are due one year from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the notes are issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of common stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the common stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the common stock is then traded), for the ten trading days ending three days before the date that such payment is due.  As of December 31, 2010, OCTuS has not made any interest payments in cash or stock.  OCTuS granted to the holder of the notes a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The notes may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.30 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the notes, OCTuS issued warrants to the note holders to purchase 202,000 and 540,000, respectively, shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrants is eighteen months. The relative fair value of the warrants was $20,098 and $59,000, respectively.  The intrinsic value of the conversion feature totaled $13,112 and $63,817, respectively, resulting in a discount of $33,210 and $122,817, respectively, to the notes payable. During the years ended December 31, 2010 and 2009, $50,919 and $105,108 of the debt discount was amortized into interest expense, respectively.

In May 2010, OCTuS issued a convertible secured promissory note with a principal value of $100,000 to an investor.  The note had a stated interest rate of 10% and is due May 2013.  Accrued interest was to be paid semi-annually with the first payment due six months after the date the note was issued.  The note contained a conversion option where the unpaid principal and interest due could be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.30 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the note, OCTuS issued warrants to the same investor to purchase 400,000 shares of common stock at an exercise price of $0.01 per share.  The term of the warrants was eighteen months.  The relative fair value of the warrants was $38,544 resulting in an initial discount.  The conversion feature had no intrinsic value at the date of inception.  In June 2010, OCTuS repaid the $100,000 note and cancelled the outstanding warrants resulting in the accelerated amortization of the debt discount of $38,544 into interest expense.

In June 2010, OCTuS issued a convertible secured promissory note with a principal value of $500,000 to an investor.  The note has a stated interest rate of 12% and is due in June, 2011.  No payments of principal or interest are due to be paid until the date of maturity.  At any time commencing ninety (90) days after the date of issuance of this note and before the maturity date or earlier conversion of this note, the holder, at holder’s option and upon five (5) days prior written notice to the Company, may convert in whole or in part the outstanding principal and accrued but unpaid interest of this note into a number of shares of common stock determined by the greater of $0.30 per share or at 70% of the average closing price of the common stock on, for the ten trading days ending five days before the conversion date.  OCTuS issued warrants in conjunction with this note to purchase 2,500,000 shares of common stock at an exercise price of $0.01 per share.  The term of the warrants is eighteen months.  The relative fair value of the warrants was $98,201 resulting in an initial discount.  The conversion feature had no intrinsic value at the date of inception.  For the year ended December 31, 2010, $98,201 related to the debt discount was amortized into interest expense.  In addition, OCTuS recorded a deferred financing cost associated with a payment of $30,000 to an unrelated third party as a finder’s fee for this note.  The deferred financing cost is being amortized over the one-year maturity period of the convertible note resulting in $16,250 in interest expense for the year ended December 31, 2010.  On December 3, 2010, OCTuS received a notice of default from the note holder for non-payment of principal and accrued interest.  On December 20, 2010, OCTuS received a notice of intent to collect for the entire note balance due.  In July 2011, the note was modified and extended and is no longer considered to be in default.  See Note 12 Subsequent Events for modifications and extension terms of this note.

The respective discounts for the aggregated convertible notes and convertible notes – related party have been amortized over the period from the commitment date until the notes become convertible by the holder.  The details are as follows:

Face value of convertible notes payable	$1,150,994
Less: discount related to warrants	(215,843)
discount related to conversion feature	(76,929)
Add: accumulated amortization of debt discount	292,772
Carrying value of convertible notes at December 31, 2010	$1,150,994

Principal repayment provisions for all notes and convertible notes payable are as follows as of December 31, 2010:

2011	$1,058,532
2012	233,455
2013	93,039
2014	-
Thereafter	-
Total	$1,385,026

Note 8 – Equity Transactions

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 50,000 shares under this agreement during the year ended December 31, 2010, valued at $9,300 and recorded as share-based compensation.

In October 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock each month the contract is in force.  As of December 31, 2009, OCTuS owed the consultant 40,000 common shares with a fair value of $13,400 and recorded a stock payable.  During the year ended December 31, 2010 OCTuS issued the 40,000 common shares owed to the consultant for the $13,400 stock payable and the remaining 20,000 common shares, valued at $5,600, per the agreement which was recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $4,000 stipend each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the year ended December 31, 2010, valued at $13,350 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  The consultant terminated the contract in March 2010. OCTuS issued 60,000 shares under this agreement during the year ended December 31, 2010, valued at $18,900 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to a consultant each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the year ended December 31, 2010, valued at $26,100, and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended March 31, 2010, valued at $23,400 and recorded as share-based compensation.  At the end of May 2010, OCTuS entered into a new six-month consulting agreement with the same consultant which calls for OCTuS to issue 25,000 shares of common stock each month the contract is in force. Under the new contract, OCTuS issued 125,000 shares through December 31, 2010, valued at $8,100 and owes 25,000 shares, valued at $1,050, to the consultant recorded as a stock payable.

In February 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 15,000 shares of common stock each month the contract is in force. OCTuS issued 45,000 shares under this agreement during the year ended December 31, 2010, valued at $8,100, and recorded as share-based compensation. In June, 2010, OCTuS entered into a new six-month consulting agreement with this same consultant which calls for OCTuS to issue 10,000 shares of common stock each month the agreement is in force.  OCTuS issued a total of 40,000 shares, valued at $2,290 under the new consulting agreement during the year ended December 31, 2010 and recorded as share-based compensation.  As of December 31, 2010, OCTuS owed another 20,000 shares, valued at $620, that is recorded as a stock payable.

In February 2010, OCTuS entered into a six-month consulting agreement which calls for OCTuS to issue 1,000,000 shares of common stock for services.  All services were not performed as originally agreed and 500,000 shares were considered in dispute by OCTuS and a cancellation order for these shares was issued.  For the services that were performed, OCTuS agreed that the consultant could keep the initial 500,000 shares which were valued at $150,000 and recorded as share-based compensation. During March 2011, the original cancellation order for the 500,000 shares in dispute was rescinded and the consultant was allowed to keep the shares.  As such, OCTuS determined that an additional $150,000 in compensation expense be recorded as of December 31, 2010 for the fair market value of the shares at the original service date.

As of December 31, 2009, OCTuS had recorded a stock payable of $158,300 for 471,000 unissued common shares to various consultants.  This stock payable remained unsettled as of December 31, 2010.

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in effect.  OCTuS issued 70,000 shares under this agreement during the year ended December 31, 2009, valued at $20,900 and recorded as share-based compensation.

In July 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $2,000 stipend each month the contract is in effect.  OCTuS issued 80,000 shares under this agreement during the year ended December 31, 2009, valued at $22,200 and recorded as share-based compensation.

In July 2009, OCTuS entered into a three-month consulting agreement which provides for OCTuS to issue 10,000 shares of common stock each month the contract is in effect.  OCTuS issued 30,000 shares under this agreement during the year ended December 31, 2009, valued at $9,300 and recorded as share-based compensation.

In August 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to pay $3,000 and issue 10,000 shares of common stock each month the contract is in effect.  OCTuS issued 30,000 shares under this agreement during the year ended December 31, 2009, valued at $9,300 and recorded as share-based compensation.

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

As of December 31, 2010 OCTuS had recorded a stock payable of $159,970 for 516,000 shares not issued pursuant to the terms of the consulting agreements noted above.

During the year ended December 31, 2010, OCTuS issued 562,000 common shares in connection with the exercise of warrants for $5,620.

In August 2009, OCTuS entered into various consulting arrangements where OCTuS issued 60,000 stock options to purchase common stock at exercise prices ranging from $0.33 to $0.39 per share.  OCTuS estimated the fair market value these stock options to be $19,538 using a Black Scholes pricing model.  This amount has been amortized over the requisite service period.  During the year ended December 31, 2010, $4,884 of share-based compensation relating to these options was recognized.

In June 2010, OCTuS entered into various employment and consulting arrangements with Quantum employees and a former owner where OCTuS issued 700,000 stock options to purchase common stock at exercise prices ranging from $0.06 to $0.11 per share.  OCTuS estimated the fair market value of these stock options to be $38,513 using a Black Scholes pricing model and will be amortized over the future requisite service period.  During the year ended December 31 2010, $12,285 of share-based compensation relating to these options was recognized.

In July 2010, OCTuS entered into various employment and consulting arrangements with two individuals where OCTuS issued 300,000 stock options to purchase common stock at exercise prices ranging from $0.05 to $0.09 per share.  OCTuS estimated the fair market value of these stock options to be $16,885 using a Black Scholes pricing model and will be amortized over the future requisite service periods.  During the year ended December 31, 2010, $4,530 of share-based compensation relating to these options was recognized.

OCTuS estimates the fair value of each warrant and option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2010 and 2009 as follows:

	December 31, 2010	December 31, 2009
Dividend yield	0.00%	0.00%
Expected volatility	158% to 175%	191% to 424%
Risk free interest rate	0.29% to 0.74%	1.54% to 2.75%
Expected lives in years	1 to 2	0.5 to 3

Warrant and option activity during the years ended December 31, 2010 and 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2008	-	$-	-
Granted	540,000	0.01	1.3
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	540,000	0.01	1.1
Granted	3,102,000	0.01	0.9
Exercised	(562,000)	0.01	-
Forfeited	(500,000)	0.01	-
Outstanding at December 31, 2010	2,580,000	$0.01	0.9
Exercisable at December 31, 2010	2,580,000	$0.01	0.9

At December 31, 2010, the intrinsic value of warrants outstanding was $15,480.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2008	-	$-	-
Granted	60,000	0.36	1.6
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	60,000	0.36	1.6
Granted	1,000,000	0.08	1.3
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2010	1,060,000	$0.09	1.3
Exercisable at December 31, 2010	110,000	$0.01	1.5

During the years ended December 31, 2010 and 2009, OCTus recorded $21,699 and $14,653, respectively in stock based compensation related to the estimated fair market value of its options.  At December 31, 2010, OCTus had $38,583 in unamortized stock based compensation related to its stock options issued for service.

Preferred Stock

Octus has authorized a total of 2,000,000 shares of $0.001 par value preferred stock.  Of the Series A Preferred Stock, 300,000 shares are authorized and of the Series B Preferred Stock, 910,000 shares are authorized.  The Cumulative Series C Preferred Stock had 250,000 shares authorized.  The Series classification of the remaining authorized preferred shares has not yet been determined and such designation is at the discretion of the board of directors.  There were no preferred shares outstanding as of December 31, 2010 and 2009.

Note 9 – Income Taxes

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. At December 31, 2009 OCTuS has recorded a 100% valuation allowance as management believes it is likely that any deferred tax assets will not be realized.

At December 31, 2010, OCTuS had net operating loss carry forwards of $6,711,709 that will expire between 2010 through 2030.

No tax benefit has been reported in the financial statements since the potential tax benefit is offset by the valuation allowance. Net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations in the event of certain changes in ownership.

Note 10 – License Agreement

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

Under the agreement, OCTuS will pay the University a nominal annual minimum cash payment each year until the year following the year of the first sale of a licensed product.  Upon commencement of commercial sales, OCTuS will pay the University the greater of a minimal annual fee or royalties based on net sales of licensed products, licensed services, and other revenue resulting directly from use of the licensed products.  The agreement also provides that OCTuS will pay the University a percentage of any consideration received by OCTuS for the grant of rights under a sublicense from OCTuS.  OCTuS is responsible for reimbursing the University for prior patent costs incurred, which are not material, and subsequent legal fees and patent costs incurred in connection with prosecuting the application and maintaining any patents that may issue from the application.  The agreement includes a number of customary milestone conditions related to OCTuS’ progress in funding support of the product, commencement of manufacturing, and commencement and progress of commercial sales.  In the agreement, OCTuS agreed to diligently proceed with the development, manufacture and sale of licensed products, licensed services and licensed methods and to diligently market them in quantities sufficient to meet the market demand.

Pursuant to these milestone conditions, OCTuS committed to achieve the following objectives and milestones in its activities under the agreement:

(a)	Funding of OCTuS: $250,000 by December 31, 2010 (accomplished in June 2010);

(b)	Manufacturing of a licensed product begins (including by a third-party on behalf of OCTuS) by May 31, 2010 (accomplished in February 2010);

(c)	First sales of a licensed product or licensed services by August 31, 2010 (accomplished in February 2010); and

(d)	1,000 units of licensed products sold by August 31, 2011 (not accomplished).

If OCTuS is unable to meet any of these diligence obligations, then the University will notify OCTuS of failure to perform, and OCTuS will have the right to extend the target date of any such diligence obligation for a period of six months upon the payment of $5,000 within 30 days of the date to be extended for each such extension option exercised by OCTuS.  OCTuS may further extend the target date of any diligence obligation for an additional six months upon payment of an additional $5,000.  Additional extensions may be granted only by mutual written consent of OCTuS and the University.  Should OCTuS elect not to extend the dates or fail to meet a milestone by the extended target date, then the University will have the right either to terminate the agreement or to reduce OCTuS’ exclusive license to a non-exclusive license, by means of a notice delivered to OCTuS, with OCTuS having 60 days to cure the deficiency or to request arbitration. The agreement also includes several other customary provisions, including representations and warranties of the parties, provisions addressing indemnification of the University by OCTuS, use of names and other intellectual property, litigation and disputes, and insurance requirements, and other customary provisions.  To date, the University has not provided a failure to perform notification to OCTuS.

Though laboratory and in-field testing continues for the licensed technology, funded through University and other public sector grants, the Company does not anticipate generating significant, if any, revenue through the sale of the licensed technology, in light of its unproven state and the uncertainty of commercial viability.   Given that OCTuS has not accomplished the milestone requiring the sale of 1,000 units by August 31, 2011, and further given the nascent state of the licensed technology, it is not likely Octus will maintain its license with the University.

Note 11 – Equity Line of Credit

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

Note 12 – Subsequent Events

In January 2011, OCTuS entered into a two-year employment agreement with John Walter naming Mr. Walter as the Chief Operating Officer.  Under the terms of the agreement, Mr. Walter will be paid a base salary of $120,000.  By mutual consent, the salary from January 1, 2011 through March 31, 2011 was to be paid on April 1, 2011.  Mr. Walter will be eligible for a discretionary bonus of 30% of the base salary as determined by the Board.  OCTuS issued options to purchase 500,000 shares of common stock at an exercise price of $0.016 which will vest in two tranches at the one-year and two-year anniversary.  OCTuS estimated the fair market value of these options using the Black-Scholes pricing model to be $5,690.

In March, April, May, June and August of 2011, Mr. Soderquist loaned OCTuS a total of $72,000 under various note agreements.  The notes accrue interest at the rate of 10% per year and payment of the accrued interest and principal are due no later than March 20, 2012, April 1, 2012, April 21, 2012, May 27, 2012, June 2012 and August 2012.

In March 2011, OCTuS entered into an agreement for an Equity Line of Credit and a Convertible Bridge Loan with a third party.

•	Under the terms of the Equity Line of Credit:

o
The third party may commit to purchase up to $5,000,000 of the company’s common stock over the course of twenty-four months after an effective registration statement has been filed with the SEC.  If the Company does not complete the registration statement, then the commitment is null and void.

o	Upon OCTuS’ option, the maximum amount of any individual purchase of OCTuS’ common stock is $350,000 at any one time and no purchase will be made in amount lower than $20,000.
o	The purchase price will be set at 90% of the market price of the stock.
o	There have been no issuances under this facility.

•	Under the terms of the Convertible Bridge Loan:

o	Financings will consist of a series of convertible notes in an aggregate amount of up to $250,000 with the first tranche being $32,000 and subsequent tranches as agreed upon by the parties.
o	In April 2011, $32,000 was funded directly to a vendor.
o
The convertible notes will carry an interest rate of 9% and be convertible into shares of common stock at the greater of $0.025 or 70% of the average lowest volume weighted average price for 10 trading days prior to conversion.  The floor of $0.025 will be eliminated if OCTuS fails to enter into a minimum of $600,000 in new contracts within three months of the first tranche of $32,000.

o
A commitment fee of $250,000 worth of restricted common shares will be issued to the third party in consideration of funding of the convertible notes.  The first tranche of shares worth $83,333 was due with the funding of the first tranche of $32,000.  OCTuS issued 2,547,055 shares on April 6, 2011 in satisfaction of this first commitment.  The remaining tranches of stock under the commitment fee are not due until (1) filing the registration statement, assuming funding has occurred and (2) the registration statement becoming effective, assuming funding has occurred.

In April 2011, OCTuS issued 58,325 shares for payment of accrued interest of $17,546 related to various convertible notes agreements. OCTuS calculated the conversion rate of the shares at $0.30 per share.

In June and July 2011, OCTuS entered into various note agreements with a third party and assigned certain customer receivables as collateral for these notes.

•
On June 13, 2011, $37,700 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $39,684.  Payment of accrued interest and principal are due no later than November 12, 2011.  OCTuS receives a discount from remitting the customer balance if collected and remitted prior to November 30, 2011.  On June 29, 2011, OCTuS paid $38,493 of principal and interest related to this note.

•
On July 1, 2011, $23,010 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $24,221.  Payment of accrued interest and principal are due no later than November 30, 2011.  OCTuS receives a discount off the customer balance if collected and remitted prior to November 30, 2011.  In July and August 2011, OCTuS paid a partial payment of $16,173 related to principal and interest associated with this note.

•
On July 1, 2011, $32,331 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $34,033.  Payment of accrued interest and principal are due no later than November 30, 2011.  OCTuS receives a discount off the customer balance if collected and remitted prior to November 30, 2011.

•
On July 1, 2011, $11,245 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $11,837.  Payment of accrued interest and principal are due no later than November 30, 2011.  OCTuS receives a discount off the customer balance if collected and remitted prior to November 30, 2011.  In July 2011, OCTuS paid $11,481 in principal and interest associated with this note.

In July 2011, OCTuS modified and extended the terms of the $500,000 Convertible note issued in June 2010, which matured in June 2011.  OCTuS received a default notice from the note holder and negotiated a modification.  The general terms of the modification an extension include:

•	An extension of the maturity date from June 2010 to December 2, 2011;
•	The issuance of 2,000,000 shares of common stock;
•	Past due interest of approximately $30,000 became part of the principal amount;
•	Change in conversion price of the note from the greater of $0.30 or 70% of the average closing price of the common stock, for the ten trading days ending five days before the conversion date to $0.15.
•	Removal of the cashless exercise provision of the warrants issued under the original agreement.

In July 2011, OCTuS issued 2,338,725 shares of common stock, with a fair value of $7,250, in payment of $5,075 of accrued interest related to the $480,539 convertible notes- related party outstanding.

In July 2011, OCTuS issued 2,000,000 shares, with a fair value of $6,200, as bonus shares under a two year convertible promissory note with a third party for $50,000.  The maturity date of this note is in July 2013.  The convertible note agreement has a stated interest rate of 9% and the accrued interest is due semi-annually.  The note may be converted at the option of the holder at any time commencing ninety days after the issuance of the note at lesser of $0.03 per share or 70% of the average closing price of the shares for the ten days ending five days before the conversion date.  Upon a financing of at least $1,000,000, (“Qualified Financing,”) the note shall be automatically converted into shares at a conversion price equal to the lesser of $0.03 or 70% of the price per share paid for the securities issued in the Qualified Financing.  On August 2, 2011, the parties agreed that effective with the original date of the agreement, that the conversion price was changed to be the greater of $0.01 or 70% of the average closing price of the shares for the ten days ending five days before the conversion date.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the results of management’s assessment and evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below:

1.
Overall lack of systematic accounting and disclosure procedures have caused the company to not file its annual report on Form 10-K, it’s interim quarterly financial statements for the periods ended March 31, 2011 and June 30, 2011 timely, notwithstanding that the Company’s financial statements and notes thereto are prepared and reviewed by management and that the Company’s chief financial officer reviewed each transaction during the periods covered by the report that had an effect on the Company’s financial statements included in the Form 10-K,

2.	The absence of personnel, other than the chief financial officer, with requisite expertise in the functional areas of finance and accounting, and

3.	The absence of a functioning audit committee or outside directors on the Company’s board of directors.

Throughout the period covered by the report, the Company had no or minimal amounts of cash until the receipt of proceeds from issuance of convertible Notes at the end of December 30, 2010 and limited active business activities.  To address the weaknesses identified above, management reviewed and performed an analysis of every transaction for the period covered by the report that had an impact on the Company’s financial statements included in the Form 10-K.  Accordingly, notwithstanding the existence of the material weaknesses described in this Item, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presents in accordance with U.S. generally accepted accounting principles.

Remediation of Material Weaknesses

The Company intends to address the weaknesses identified above by adding more formalized accounting, control and disclosure procedures, by hiring additional personnel resources when the Company’s operations and financial position permit it to do so, by continuing to have the chief financial officer review all significant transactions affecting the Company’s financial statements, and by considering the appointment of outside directors and audit committee members in the future where appropriate.

Attestation Report of the Independent Registered Public Accounting Firm

This amended annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting, because Management’s report in the annual report was not subject to attestation by the Company’s independent registered public accounting firm, pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each of our executive officers and directors and their current positions with the Company. The information set forth below was provided by these individuals:

NAME	POSITION HELD	DIRECTOR SERVICE	AGE
Christian Soderquist	President and Chief Executive Officer; Director	2009	42
George Ecker	Chief Financial Officer; Director	2009	51

Christian Soderquist, 42, has more than 18 years of experience founding, managing, capitalizing and selling companies.  From 2004 to 2008 he served as a Director of Sierra Energy Corporation.  From 2004 to 2007, he co-founded and was Managing Director of Crescendo, a luxury real estate investment firm that was acquired in 2008 by Abercrombie and Kent.  From 2007 to 2008, he was a business consultant to companies in a variety of industries.  He also created and sold a marketing strategy firm that he grew to 130 clients, and founded and directed several software companies.  Previously, Mr. Soderquist managed two business incubators, Technology Development Center and Venture Lab, and served on the board of directors of the Sacramento Entrepreneurship Academy (of which he was president for three years), the Sacramento Area Regional Technology Alliance, and UC Davis Connect.  He earned a BS from Cal Poly, San Luis Obispo, and an MBA from the University of California, Davis.  The board has concluded that Mr. Soderquist should serve on our board based on his experience in assisting, operating and growing start-up companies, and his knowledge of the markets in which the Company competes and intends to compete, and his knowledge of our company gained from his position as an officer of the Company.

George Ecker, 51, has over 25 years of entrepreneurial and management experience in international and domestic ventures.  He is presently the President and Director of Nova Mobility Systems, a company specializing in the design and manufacture of rugged handheld mobile computers.  From 2002 until 2006, Mr. Ecker was the President of the Channel Financial Group, a financial services company providing corporate finance consulting as well as strategic services to international private equity managers.  He holds a Bachelor of Science degree in Finance, with honors, from the University of the State of New York.  The board has concluded that Mr. Ecker should serve on our board based on his financial and executive experience in companies of different sizes, his financial background, and his knowledge of our company gained from his position as an officer of the Company.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2010, that none of our executive officers, directors, or greater than 10% stockholders were subject to any applicable filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain information with respect to the 2010 compensation of our directors who served in such capacity during the year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Christian J. Soderquist,	2010	29,645	-0-	-0-	-0-	-0-	29,645
Chief Executive Officer	2009	19,230	-0-	135,000(1)	-0-	-0-	154,230

George M. Ecker,	2010	58,680	-0-	-0-	-0-	-0-	58,680
Chief Financial Officer	2009	19,230	-0-	135,000(1)	-0-	-0-	154,230

David S. Pere,	2010	-0-	-0-	-0-	-0-	-0-	-0-
President, Financial Officer (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-

(1)
The stock awards reflected in the above table were valued in the aggregate based on the market price at the grant date in accordance with FASB ASC Topic 718.  The shares were issued to each of the above persons pursuant to restricted stock purchase agreements in consideration of their agreement to join the company as executive officers and directors, for services rendered to the company in connection with the development of business plans and strategies, and for related proprietary ideas concerning the company’s business strategy.  See the “Employment Contracts” below for a description of additional terms of the restricted stock purchase agreements relating to these shares.

(2)	The named person was an executive officer of the Company, but resigned when Mr. Soderquist and Mr. Ecker became officers and directors of the Company.

Employment Contracts

On February 24, 2009, Octus entered into employment agreements with Christian J. Soderquist and George M. Ecker pursuant to which Mr. Soderquist will serve as Chief Executive Officer of the Company and Mr. Ecker will serve as Chief Financial Officer of the Company. Mr. Soderquist and Mr. Ecker were also appointed directors of the Company. Concurrently the Company executed restricted stock purchase agreements dated February 24, 2009, with each of Mr. Soderquist and Mr. Ecker.

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms, unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Pursuant to the employment agreement, Octus has agreed to pay Mr. Soderquist and Mr. Ecker a base annual salary of $150,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”).  The officers agreed to irrevocably waive their rights to any unpaid compensation for the 2009 year.  Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by Octus’ Compensation Committee or Board of Directors.  The agreements provide that the Company will issue to each person 15,000,000 shares of common stock for services rendered and contributed to the Company, with the shares issued to each person having a fair market value of $135,000 based on the market price of the shares on the date of the agreements.  As of December 31, 2010, OCTuS has accrued payroll balances of $120,355 and $91,320 for unpaid salary amounts owing to Mr. Soderquist and Mr. Ecker, respectively.

Under the terms of the restricted stock purchase agreements, a portion of the shares is subject to repurchase by the Company if certain milestones are not achieved before the first anniversary of the date of the purchase agreements.  For each of the following events that are not achieved before the first anniversary of the date of the purchase agreements, 25% of the shares are subject to repurchase by the Company at the original purchase price per share.  If all four milestones are achieved, then all repurchase rights of the Company will lapse.  The milestone events are:  completion of sale of equity securities of the Company with proceeds to the Company of $100,000 or more; execution by the Company of a license agreement or purchase contract with at least two third-party persons or entities to acquire or license technologies and/or products related to the Company’s intended business; receipt of revenues from the sale by the Company of products licensed or owned by the Company; and execution by the Company of a renewable energy and/or energy efficiency project contract.  In the event of a change in control of the Company, defined in the agreement to include events such as a merger or sale of assets transaction which results in more than a 50% change of ownership of the Company, all restrictions lapse and the shares will become fully vested.  The Company’s board of directors determined that the four milestone events were met prior to February 24, 2010.  The financing milestone was satisfied by completion of the Company’s $100,000 financing transaction in June 2009.  The purchase contract milestone was satisfied by the Wickool license with the University of California and the February 2010 license agreement with EcoNexus, LLC.  The revenue milestone was achieved in February 2010 with the sale of a Wickool product.  The milestone relating to execution of a renewal energy or energy efficiency project contract was satisfied with the January 2010 contract with Quantum Energy Solutions to pursue specific joint projects and the February 2010 evaporative cooling project installation for an industrial building manager.  Since the board of directors consists of Mr. Soderquist and Mr. Ecker, the determination that the milestones were satisfied was made by the persons who benefitted from that determination, and accordingly was not made by disinterested persons.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

There was no compensation paid to our directors for their services as directors during the fiscal year ended December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Voting Stock as of September 9, 2011, by (i) each of our named executive officers and directors; (ii) our named executive officers and directors as a group; and (iii) shareholders known by us to beneficially own more than 5% of any class of our voting securities.  The beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, we believe that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o OCTuS, Inc., 2020 Research Park Drive, Suite 110, Davis, CA  95618.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Christian Soderquist	13,000,000 common shares Officer and Director*	23.56%

Common Stock	George Ecker	13,250,000 common shares Officer and Director*	24.01%

Common Stock	All officers and directors as a group	26,250,000 common shares	47.57%

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

Changes in Control

There are approximately 55,173,177 shares of common stock outstanding, and therefore the 26,250,000 held by Mr. Soderquist and Mr. Ecker collectively represent approximately 47.57% of the outstanding shares of the Company. A change in control of the Company therefore occurred by virtue of the issuance of shares to Mr. Ecker and Mr. Soderquist and their appointment as directors and officers of the Company.  Our management is not aware of any arrangements which may result in "changes in control."

Equity Compensation Plan Information

We have a stock option plan for option grants to our directors, officers, employees and consultants.  Such options are granted at fair value, vest over three to five years, and expire not more than ten years from date of grant. As of December 31, 2010, we have reserved a total of 10,000,000 shares of common stock for exercise under the stock option plan.  As of December 31, 2010, we have options for 1,060,000 shares outstanding.  During the year ended December 31, 2010, we granted options to purchase 1,000,000 shares at exercise prices ranging from $0.05 to $0.11.

At December 31, 2009, we had options to purchase 60,000 shares outstanding.   As of December 31, 2009, one option for 30,000 shares and one option for 30,000 shares at grant prices of $0.39 and $0.33 per share were issued in August 2009 with a term of three years.  Accordingly, 405,000 shares are available for grant under the stock option plan.  The remaining life of the option is 2.75 years.

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

Related Party Transactions

A former officer and director paid certain expenses on behalf of Octus for periods prior to 2007.  As of December 31, 2009, amounts accrued and unpaid to this individual totaled $3,169 and are included in accounts payable-related parties.  Also during the year, the current CEO, Christian J. Soderquist paid company expenses on his personal credit card in the amount of $1,824.  These amount total $4,993 at December 31, 2009.

At December 31, 2009, there is $27,396 of accrued officer payroll and payroll related taxes for the current officers of the company, Christian J. Soderquist and George M. Ecker.

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

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to Sasaima Holdings SA, who already held a promissory note in the amount of $113,747. The terms of the new combined $480,539 note were modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid. Total interest expense under borrowings from this party during the year ending December 31, 2010 and 2009 was $12,816 and $28,146 respectively.  The current portion of this note is $125,000 and $88,500 at December 31, 2010 and 2009, respectively.  Upon conversion of the outstanding principal and accrued interest, this party would own greater than 10% of the outstanding shares on a fully diluted basis.  During the year ended December 31, 2010, OCTuS paid $5,000 toward accrued interest on this note.  .

During the year ended December 31, 2010, Mr. Soderquist loaned OCTuS $48,500.  $500 of these loans bear interest at 10% and are due upon demand.  $48,000 of these notes is due in November and December 2012 and is presented as long term.

During year ended December 31, 2010, payments of $5,782 have been paid by the company on these related party notes payable.

In March, April, May, June and August of 2011, Mr. Soderquist loaned OCTuS a total of $72,000 under various note agreements.  The notes accrue interest at the rate of 10% per year and payment of the accrued interest and principal are due no later than March 20, 2012, April 1, 2012, April 21, 2012, May 27, 2012, June 2012 and August 2012.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

We retained GBH, CPA’s (“GBH”) as our principal accountant in 2009.  We had no relationship with GBH prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to GBH for audit services rendered in connection with our consolidated financial statements and reports for the years ended December 31, 2009 and 2010:

	December 31, 2010	December 31, 2009
(i) Audit Fees	$53,700	$24,700
(ii) Audit Related Fees	40,000	-
(iii) Tax Fees	-	1,800
(iv) All Other Fees	-	-
Total Fees	$93,700	$26,500

Audit Fees: Consists of fees billed for professional services rendered for the audit of OCTuS’ consolidated financial statements and the review of interim consolidated financial statements included in quarterly reports, services that are normally provided in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed for the audit of Quantum Energy Solutions, Inc. and assurance and related services that are reasonably related to the performance of the audit and review of OCTuS’ consolidated financial statements and are not reported under "Audit Fees."

Tax Fees: Consists of tax compliance, tax preparation and other tax services. Tax compliance and tax preparation consists of fees billed for professional services related to assistance with tax returns. Other tax services consist of fees billed for other miscellaneous tax consulting.

All Other Fees:  None.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors pre-approves all audit and permissible non-audit services provided by GBH. These services may include audit services, audit-related services, tax services and other services. The Board of Directors may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more directors. If so delegated, the director must report any pre-approval decision to the Board of Directors at its first meeting after the pre-approval was obtained.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	NOTES
3.1	Amended and Restated Articles of Incorporation	(2)
3.2	Certificate of Determination of Preferences of Series C Preferred Stock of Octus, Inc.	(5)
3.3	Amended Bylaws	(11)
3.4	Certificate of Amendment to Articles of Incorporation	(7)
10.1	Form of Indemnification Agreements entered into by and between Octus, Inc. and its officers and directors	(1)
10.2	Directors 1993 Stock Option Plan, Form of Stock Option Agreement, Non-Qualified Options, 1993 Directors Stock Option Plan	(2)
10.3	Convertible Promissory Notes dated September 30, 2008 with Sasaima Holdings SA	(8)
10.4	Convertible Promissory Notes dated September 30, 2008 with Grupo Dynastia SA	(8)
14.1	Code of Ethics	(6)
10.5	Restricted Stock Purchase Agreement, dated February 24, 2009, between the Company and Christian Soderquist	(9)
10.6	Restricted Stock Purchase Agreement, dated February 24, 2009, between the Company and George M. Ecker	(9)
10.7	Employment Agreement, effective February 24, 2009, between the Company and Christian Soderquist	(9)
10.8	Employment Agreement, effective February 24, 2009, between the Company and George M. Ecker	(9)
10.9	Loan Modification Agreement (Sasaima Holdings SA letter to Octus Inc.), executed March 31, 2009	(9)
10.10	Employment Agreement, effective May 5, 2009, between the Company and John Argo	(10)
10.11	Restricted Stock Purchase Agreement, dated May 5, 2009, between the Company and John Argo	(10)
10.12	Employment Agreement, effective April 1, 2009, between the Company and John Argo	(11)
10.13	Convertible Secured Promissory Note, dated June 22, 2009, between the Company and Margaret Wong	(11)
10.14	Common Stock Purchase Warrant, dated June 22, 2009, between the Company and Margaret Wong	(11)
10.15	Note Amendment with the Senior Lender, dated March 31, 2009	(11)
10.16	Salary Agreement, dated August 10, 2009, between the Company and George Ecker	(11)
10.17	Salary Agreement, dated August 10, 2009, between the Company and Christian Soderquist	(11)
10.18	Exclusive License Agreement for Wicking Condensate Evaporator at AC Condenser, effective August 1, 2009, between The Regents of the University of California, acting through its Davis Campus Technology Transfer Services, at the University of California, Davis and Octus Energy, Inc.	(12)
10.19	Reserve Equity Financing Agreement, dated December 6, 2009, between AGS Capital Group, LLC and the Company	(13)
10.20	Registration Rights Agreement, dated December 6, 2009, between AGS Capital Group, LLC and the Company	(13)
10.21	Eco Nexus Non-exclusive License Agreement	(14)
10.22	Completion of Acquisition of Quantum Energy Solutions, Inc.	(15)
10.23	Equity Line of Credit and Bridge Loan Agreement, dated March 29, 2011 between Orchid Island Capital LLC and the Company	(14)
10.24	Agreement to Extend terms of EAM Promissory Note signed July 13, 2011 between EAM, Inc. and the Company	(14)
10.25	Convertible Secured Promissory Note and Purchase Agreement, dated July 15, 2011 between the Company and Cova Holdings	(14)
31.1	Section 302 Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Company’s Form S-1, as amended, SEC registration number 33-51862, which was declared effective January 15, 1993.
(2)	Incorporated by reference from the Company’s Post-Effective Amendment No. 1 on Form S-3 to Form S-1, bearing the SEC registration number 33-51862, which was declared effective January 6, 1995.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 1994 filed with the SEC July 6, 1995.
(4)	Incorporated by reference from the Company’s Form 8-K filed with the SEC November 13, 1995.
(5)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on August 12, 1996.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the period ended December 31, 1993.
(7)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2005.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2005.
(9)	Incorporated by reference to exhibits filed with the Form 10-K filed with the SEC on April 15, 2009.
(10)	Incorporated by reference to exhibits filed with the Form 10-Q filed with the SEC on May 15, 2009.
(11)	Incorporated by reference to exhibits filed with the Form 10-Q filed with the SEC on August 14, 2009.
(12)	Incorporated by reference to exhibit filed with the Form 10-Q filed with the SEC on November 23, 2009.
(13)	Incorporated by reference to exhibits filed with the Form 8-K filed with the SEC on December 10, 2009.
(14)	Incorporated by reference to exhibits filed with the Form 10-K filed with the SEC on September 13, 2011.
(15)	Incorporated by reference to exhibits files with the Form 8-K filed with the SEC on June 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTUS, INC.

Dated: September 13, 2011	By:	/s/ Christian J. Soderquist
Christian J. Soderquist President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christian J. Soderquist	President Chief Executive Officer, Chairman	September 13,2011
Christian J. Soderquist	(Principal Executive Officer)

/s/ George M. Ecker	Principal Financial and Accounting Officer,	September 13, 2011
George M. Ecker	Director