Form 10-K/A
period 2009-12-31
OCTUS INC
filed 2011-09-27
CIK 891462

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

OCTUS, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2009

Item		Page
	PART I
1	Business	4
	PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
[8.	Financial Statements and Supplementary Data	22]
9A(T).	Controls and Procedures	34
	PART III
10.	Directors, Executive Officers and Corporate Governance	36
11.	Executive Compensation	38
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
[13.	Certain Relationships and Related Transactions, and Director Independence	41]
	PART IV
15.	Exhibits, Financial Statement Schedules	42

Unless the context otherwise requires, the terms “we,” our,” “the Company” and “Octus” refer to Octus Inc. and its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2009, that we filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) on April 15, 2010 (the “Form 10-K”).  This Form 10-K/A revises or amends the following items, in response to comments that we received from the SEC in connection with its review of the Form 10-K:

•
Part I, Item 1, Business, to expand the description of our business, including moving disclosures that were included in the original Form 10-K under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Our Plan of Operations for the Next Twelve Months.”

•	Part II, Item 5, to expand disclosures concerning recent sales of unregistered securities.

•
Part II, Item 7, (i) to revise disclosures in the “Overview” section concerning our business and agreements; (ii) to revise the liquidity and capital resources disclosure concerning our liquidity position, sources and uses of cash, and our plans to meet our ongoing expenses in the short-term and long-term; (iii) to supplement the disclosure in the liquidity and capital resources section concerning our material loan agreements; and  plans to fund our operations for the next 12 months.

•	Part II, Item 8, Financial Statements and Supplementary Data, to revise disclosure in Note 9 for the specific financial conditions of the license agreement previously disclosed.

•	Part II, Item 9A(T), to revise the disclosures concerning controls and procedures.

•	Part III, Item 10, to discuss the specific experience, qualifications, attributes or skills that led to the conclusion that each of our directors should serve on our board.

•	Part III, Item 11, (i) to add disclosures concerning the shares received by Mr. Ecker and Mr. Soderquist, and (ii) to revise the Summary Compensation Table.

•	Part IV, Item 15, to add additional exhibits.

•	Section 302 Certifications, to conform certain wording.

This amended Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Form 10-K, or to provide a general update or discussion of other developments at the Company after the date of the original filing.  All information contained in this Form 10-K/A and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports that we have filed and will file after the original filing date with the Securities and Exchange Commission.  This Form 10-K/A does not include the items from the original Form 10-K that are not being amended.  Accordingly, it should be read in conjunction with the original Form 10-K, and our other filings with the SEC subsequent to the filing of the Form 10-K.

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

In July 2009, we entered into consulting agreements with Tobin J.M. Richardson to act as Senior Advisor, Energy Markets, and with Siva Gunda to act as Senior Engineer, Smart Energy Solutions.  Richardson is Director of the ZigBee Smart Energy Initiative, where he drives adoption of energy efficiency technology in key smart energy markets, and Gunda is the Southern California Edison International Energy Efficiency Fellow with the UC Davis Energy Efficiency Center.

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

On October 4, 2009, we announced a joint venture with Quantum Energy Solutions to catalyze commercialization of the Octus Smart Energy Platform and to collaboratively pursue smart energy projects.  The joint venture was focused on bringing OctusSEP and related offerings to market, including collaborative marketing to Quantum’s historical clients.  Under the joint venture arrangement, Octus and Quantum may each elect to engage the other on a non-exclusive basis as a partner in energy projects.  The company originating the business opportunity will receive 75% of the project’s net profit, with the partner receiving 25%.  When Quantum elects to bill a project through Octus, Octus will receive 25% of the project’s net profit and will compensate Quantum with an equitable amount of Octus common stock.  The arrangement also provided that Octus and Quantum will evaluate each project and their relative contributions and compensation, and that if warranted, the companies may modify the above terms to reflect individual project contributions.  In addition, Octus and Quantum may source lighting (and other energy) products from each other, with an intent to private label (as an Octus or a Quantum-branded) the products.  The sourcing partner will receive a 15% commission – based on the manufactured price – for such products.

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

Management believes that without an influx of significant new funds, we will not be able to sustain our operations beyond approximately 12 months.    Although we have actively been pursuing new investment, we cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us.  There is no assurance that anyone will continue to fund us.  Should we be unable to obtain additional funds, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

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

We focus on two specific markets:  the commercial and industrial market, including utilities, and the M.U.S.H. (municipality, university, school and hospital) market.  We deploy solutions through OctusSEP to reduce the energy-related expenditures of our clients’ facilities and the impact of their energy use on the environment, including smart energy management systems, energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, and renewable energy project development and implementation.

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
•
the allocation of funds under the American Recovery and Reinvestment Act of 2009 (“ARRA”) to promote energy efficiency and alternative energy projects in federal, state and local municipal facilities; and

•	the migration toward a low-carbon economy which will potentially place a price or tax on the carbon emissions of our clients.

Through OctusSEP we intend to offer building owners and managers a full range of solutions to address the energy efficiency and energy management needs of their facilities.  These solutions are based on our ability to identify and deliver significant return on our clients’ investments, improve the quality of their facilities, maximize their operational savings and reduce their maintenance costs.  We intend to sell smart energy products, develop energy projects, deliver software-enabled energy management services, and monetize energy intelligence through three business units:

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

We believe that smart energy efficiency, which we define as intelligently and systematically reducing the amount of energy used to operate facilities and produce goods and services, is the most immediate and economic means to reduce end user energy costs and promote environmental stewardship.  At a minimum, smart energy efficiency accomplishes four objectives:

•	delivers immediate and recurring energy cost savings;
•	reduces greenhouse gas emissions to help alleviate climate change;
•	stimulates the economy through the creation of new jobs in the “green” segment; and
•	enhances the value and net operating income of buildings.

The value of smart energy efficiency as a resource is affirmed by increasing emphasis placed on it in regulation, legislation and appropriations.  The American Council for an Energy Efficient Economy (“ACEEE”) estimates that $300 billion was invested in energy efficiency technologies and infrastructure in the U.S. in 2004, and that annual investment may grow to $700 billion by 2030 in conjunction with the goal of reducing energy use by 20%.  According to ACEEE, total additional investment from 2008 to 2030 could reach nearly $7 trillion.  We believe investments in smart energy efficiency solutions will have a significant impact on electricity costs and demand, while improving the overall sustainability of the global energy market.

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

More recently, the $787 billion American Recovery and Reinvestment Act of 2009 (“ARRA”) reflects increased government focus on energy efficiency initiatives, in addition to other continuing legislation and mandates.  The ARRA provides approximately $36.7 billion through a number of funding sources and for financial incentives to stimulate energy projects, including:

•	$16.8 billion through the Office of Energy Efficiency and Renewable Energy
•	$6.0 billion through the Office of Environmental Management
•	$4.5 billion through the Office of Electricity Delivery & Energy Reliability
•	$4.0 billion through the Loan Guarantee Program Office
•	$3.4 billion through the Office of Fossil Energy
•	$1.6 billion through the Office of Science
•	$400 million through the Advanced Research Projects Agency - Energy

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

Pursuant to these milestone conditions, OCTuS committed to achieving the following objectives and milestones in its activities under the agreement:

(a)	Funding of OCTuS: $250,000 by December 31, 2010;

(b)	Manufacturing of a licensed product begins (including by a third-party on behalf of OCTuS) by May 31, 2010;

(c)	First sales of a licensed product or licensed services by August 31, 2010; and

(d)	1,000 units of licensed products sold by August 31, 2011.

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

Recent Sales of Unregistered Securities

On February 24, 2009, we entered into share purchase agreements with our two officers and directors whereby they each received 15,000,000 common shares in consideration of their willingness to serve as directors and officers of the Company, services rendered to the Company in connection with the formation and development of our business plan and the contribution of proprietary ideas concerning the Company’s intended business plans and strategies.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, based in part on the status of the persons receiving the shares as officers and directors of OCTuS and their familiarity with the business and intended business of OCTuS.  Each such person represented that the shares were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

On May 5, 2009, OCTuS entered into an employment agreement with John Argo pursuant to which Mr. Argo will serve as Director, Energy Projects & Finance of OCTuS.  The employment agreement has a term of three years, through April 30, 2012, with a base annual salary of $120,000.  Concurrently, OCTuS issued 250,000 shares of common stock, valued at $12,500 to Mr. Argo, recorded as share-based compensation, in consideration for his willingness to join the Company as an employee and services consisting of pre-employment business planning and discussions.  The shares were issued in reliance on Section 4(2) of the Securities Act, based in part on his status as employee of OCTuS and his familiarity with the business of OCTuS.  The employee represented, among other things, that the shares were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, and that the recipient understood the speculative nature of the acquisition of the shares.

In June 2009, OCTuS entered into a twelve-month consulting agreement with Siva Gunda to assist in the development of the Octus Smart Energy Platform, including identification of key partners, systems, and components.  The agreement provides for OCTuS to issue 10,000 shares of common stock each month the contract is in effect.  OCTuS issued 70,000 shares under this agreement during the year ended December 31, 2009, valued at $20,900 and recorded as share-based compensation.  The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient represented that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, and that the recipient understood the speculative nature of the acquisition of the shares.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS concerning its business, and understood the investment risks involved in acquiring the shares.

In July 2009, OCTuS entered into a consulting agreement with an initial term of three months with Mananya Chansanchai as Energy Solutions Program Manager, providing for OCTuS to issue 20,000 shares of common stock upon execution of the agreement and 10,000 shares of common stock each month during the term of the agreement, and pay $2,000 each month the agreement is in effect.  OCTuS issued 80,000 shares under this agreement during the year ended December 31, 2009, valued at $22,200 and recorded as share-based compensation.  The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act and that the recipient was familiar with the business of OCTuS concerning its business, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.  The recipient represented that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, and that the recipient understood the speculative nature of the acquisition of the shares.

In July 2009, OCTuS entered into a three-month consulting agreement with Tobin Richardson as Senior Advisor, Energy Markets providing for OCTuS to issue 10,000 shares of common stock each month the contract is in effect.  OCTuS issued 30,000 shares under this agreement during the year ended December 31, 2009, valued at $9,300 and recorded as share-based compensation.  The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.  The recipient represented that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, and that the recipient understood the speculative nature of the acquisition of the shares.

In August 2009, OCTuS entered into a twelve-month consulting agreement with Eduardo Mendoza to provide technology support services for Mr. Argo, providing for OCTuS to pay $3,000 and issue 10,000 shares of common stock each month the contract is in effect.  OCTuS issued 30,000 shares under this agreement during the year ended December 31, 2009, valued at $9,300 and recorded as share-based compensation.  This contract was terminated October 31, 2009 by mutual agreement.  The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

On August 12, 2009, OCTuS entered into a consulting agreement with each of Daniel Tomasello and Mark Miyamoto to assist with sales activities, and granted each of the consultants an option to purchase 30,000 shares of OCTuS’ common stock at $0.39 per share.  The options vest ratably over six months and expire on August 17, 2012.  The options each had a value of $11,091 on the date of grant.  The consulting agreement with Mr. Tomasello was terminated effective November 23, 2009.  The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

In September 2009, OCTuS entered into a software development contract with an individual that required OCTuS to issue 91,000 shares of common stock upon execution of the agreement as part of the developer’s compensation.  The shares were valued at $30,000 and recorded as share-based compensation.  OCTuS sent a notice of termination of this agreement to the contractor on January 13, 2010 and considers the contract terminated.  The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

In October 2009, OCTuS entered into a one year consulting agreement with Corporate Profile Inc. to provide investor relations services.  The agreement provided for the issuance of 350,000 shares of common stock.  The agreement was terminated by OCTuS on January 8, 2010, with no shares issued.  The agreement was entered into in reliance on Section 4(2) of the Securities Act.  The recipient represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

In June, November and December 2009, OCTuS issued convertible secured promissory notes (the “Notes”) with a collective  principal amount of $135,000 to two investors.  The Notes bear interest at a rate of 10% per annum and is due one year from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the Note is issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of Common Stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the Common Stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the Common Stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the note a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The Note may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.30 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the Notes, OCTuS issued warrants to the note holders to purchase 540,000 shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrants is 18 months.  The relative fair value of the warrants is $59,000.  The intrinsic value of the conversion feature totaled $63,817 resulting in a discount of $122,817 to the notes payable.  The securities were issued without any public solicitation, to a limited number of investors.  The shares were issued in reliance on Section 4(2) of the Securities Act.  Each investor represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.  Each investor also represented that they had an opportunity to ask questions of management of OCTuS, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the securities and the business of the Company, that the recipient understood the speculative nature of the acquisition of the securities, understood the investment risks involved in acquiring the securities and was an accredited investor as defined in Regulation D.

In January 2010, OCTuS entered into a three-month consulting agreement with each of Mananya Chansanchai to provide services relating to energy solutions program management, and Dave Glende to assist with development of the Company’s product and services roadmap and overall technology-based product offerings, and John Walter to assist with creation of a marketing plan for Wickool and assist with implementation of a distribution/dealer program for Wickool.  These agreements call for OCTuS to issue a total of 70,000 shares of common stock each month the contracts are in effect.  The shares issuable under these agreements were issued in reliance on Section 4(2) of the Securities Act.  Each recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

In January 2010, OCTuS entered into a three-month business and financial advisory services contract with DCA Partners LLC providing for OCTuS to issue 30,000 shares of common stock each month the contract is in effect.  The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

In February 2010, OCTuS entered into a three-month consulting agreement with George Condon to provide services relating to development, implementation and management of Octus Energy Savings Program (OctusESP) for commercial brokers and other referral sources.  The agreement provided for OCTuS to issue 15,000 shares of common stock each month the contract is in effect.  The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

In February 2010, OCTuS entered into a six month agreement with TPC Holdings to provide public relations services.  The agreement provided for OCTuS to issue 1,000,000 shares of common stock at a purchase price of $0.0001 per share.  All services were not performed as originally agreed and 500,000 shares were returned by the consultant and cancelled by OCTuS.  For the services that were performed, OCTuS agreed that the consultant could keep the remaining 500,000 shares which were valued at $150,000 and recorded as share-based compensation.  The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

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

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to Sasaima Holdings, SA who already held a promissory note in the amount of $113,747.  The terms were modified such that the principal and interest will be paid over 60 months.  The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense under borrowings from this party during the year ending December 31, 2009 was $28,146.  The current portion of this note is $88,500 at December 31, 2009.  Upon conversion of the outstanding principal and accrued interest, this party would own greater than 10% of the outstanding shares on a fully diluted basis.

On December 6, 2009, we entered into a Reserve Equity Financing Agreement (“REF”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to $5,000,000, subject to certain conditions and limitations.  In connection with the REF, we also entered into a registration rights agreement with AGS dated December 6, 2009.

Under the REF, for a period of 24 months from the effectiveness of a registration statement filed pursuant to the registration rights agreement (the “Registration Statement”), we may, from time to time, at our discretion, and subject to certain conditions that we must satisfy, draw down funds under the REF by selling shares of our common stock to AGS.  The purchase price of these shares will be 92% of the “VWAP” of the common stock during the five consecutive trading days after we give AGS a notice of an advance of funds (an “Advance”) under the REF (the “Pricing Period”). “VWAP” generally means, as of any date, the daily dollar volume weighted average price of our common stock as reported by Bloomberg, L.P. or comparable financial news service.  The amount of an Advance will automatically be reduced by 50% if on any day during the Pricing Period, the VWAP for that day does not meet or exceed 85% of the VWAP for the five trading days prior to the notice of Advance (the “Floor Price”).  We also will issue unregistered shares of our common stock to AGS equaling 10% of the shares issued in each Advance.  The REF does not prohibit the Company from raising additional debt or equity financings, other than financings similar to the REF.

Our ability to require AGS to purchase our common stock is subject to various limitations.  The maximum amount of each Advance is 50% of the average daily trading volume for the five days immediately preceding the notice of Advance, as reported by Bloomberg or comparable financial news service (the “Maximum Advance Amount”).  In addition, unless AGS agrees otherwise, a minimum of five calendar days must elapse between each notice of Advance.  In addition, before AGS is obligated to buy any shares of our common stock pursuant to a notice of Advance, the following conditions, none of which is in AGS’s control, must be met:

•
The Company shall have filed with the SEC a Registration Statement with respect to the resale of the shares of common stock issued to AGS in accordance with and subject to the terms of the registration rights agreement.

•
The Company shall have obtained all permits and qualifications required by any applicable state in accordance with the registration rights agreement for the offer and sale of the shares of common stock, or shall have the availability of exemptions therefrom.  The sale and issuance of the shares of common stock shall be legally permitted by all laws and regulations to which the Company is subject.

•	There shall not be any fundamental changes to the information set forth in the Registration Statement which are not already reflected in a post-effective amendment to the Registration Statement.

•
The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the REF agreement and the registration rights agreement to be performed, satisfied or complied with by the Company.

•
No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction that prohibits the consummation of or which would materially modify or delay any of the transactions contemplated by the REF agreement, and no proceeding shall have been commenced that may have the effect of prohibiting the consummation of or materially modify or delay any of the transactions contemplated by the REF Agreement.

•
The common stock is trading on a principal market (as defined in the REF, and including the OTC Bulletin Board).  The trading of the common stock is not suspended by the SEC or the principal market.  The issuance of shares of common stock with respect to the applicable closing will not violate the shareholder approval requirements of the principal market.  The Company shall not have received any notice threatening the continued quotation of the common stock on the principal market and the Company shall have no knowledge of any event that would be more likely than not to have the effect of causing the common stock to not be trading or quoted on a principal market.

•
The amount of an Advance shall not exceed the Maximum Advance Amount.  In no event shall the number of shares issuable to AGS pursuant to an Advance cause the aggregate number of shares of common stock beneficially owned by AGS and its affiliates to exceed 9.99% of the then outstanding shares of common stock of the Company (“Ownership Limitation”).  Any portion of an Advance that would cause AGS exceed the Ownership Limitation shall automatically be withdrawn.  For the purposes of this provision, beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act.

•	The Company has no knowledge of any event which would be more likely than not to have the effect of causing such Registration Statement to be suspended or otherwise ineffective at Closing.

•	AGS shall have received an Advance notice executed by an officer of the Company and the representations contained in such Advance notice shall be true and correct.

There is no guarantee that we will be able to meet the foregoing conditions or any other conditions under the REF agreement or that we will be able to draw down any portion of the amounts available under the REF.

There is no contractual limit to the number of shares that we may be required to issue to obtain funds from the REF as it is dependent upon our share price, which varies from day to day.  If we draw down amounts under the REF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher.  This could cause downward pressure on the price of our common stock.

The REF contains representations and warranties of the Company and AGS that are typical for transactions of this type.  AGS agreed that during the term of the REF, neither AGS nor any of its affiliates, nor any entity managed or controlled by it, will, or cause or assist any person to, enter into or execute any short sale of any shares of our common stock as defined in Regulation SHO promulgated under the Exchange Act.  The REF also contains a variety of covenants on the part of the Company which are typical for transactions of this type, as well as the obligation, without the prior written consent of AGS, not to enter into any other equity line of credit agreement with a third party during the term of the REF.

The REF obligates the Company to indemnify AGS for certain losses resulting from a misrepresentation or breach of any representation or warranty made by the Company or breach of any obligation of the Company.  AGS also indemnifies the Company for similar matters.

The Company paid no fees, and is not obligated to pay any fees in the future, in connection with the REF, other than a due diligence fee of $10,000, which will be paid at the date of the first draw.

The Company may terminate the REF effective upon fifteen trading days’ prior written notice to AGS; provided that (i) there are no Advances outstanding, and (ii) the Company has paid all amounts owed to AGS pursuant to the REF.  AGS is obligated to make an Advance to the Company pursuant to the REF within 15 days of such request by the Company.

The Company financed its operations during the year ended December 31, 2009 primarily through advances from our CEO and CFO of $32,750 and issuance of convertible notes payable of $135,000.  See Note 6 to our financial statements for a description of the terms of these notes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OCTUS , Inc.
Table of Contents

Page
Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets	24

Consolidated Statements of Operations	25

Consolidated Statements of Changes in Stockholders’ Deficit	26

Consolidated Statements of Cash Flows	27

Notes to Consolidated Financial Statements	28

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2010

OCTUS , INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	23,003	-
Other receivable	1,686	-
Total current assets	24,689	-
TOTAL ASSETS	$24,689	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$102,236	$32,151
Accrued liabilities	26,750	-
Stock payable	171,700	-
Accounts payable - related parties	4,993	3,169
Accrued liabilities - related parties	63,986	43,542
Notes payable	5,000	-
Notes payable - related parties	32,750	-
Convertible notes payable – related parties	88,500	441,853
Total current liabilities	495,915	520,715

LONG TERM LIABILITIES
Convertible notes payable - related parties	392,039	-
Convertible notes payable, less debt discount of $17,709 and $0, respectively	117,291	-
Total liabilities	1,005,245	520,715

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 43,867,072 and 13,437,072 shares issued and outstanding, respectively	43,867	13,437
Additional paid-in capital	23,299,212	22,857,472
Accumulated deficit	(24,323,635)	(23,391,624)
Total stockholders’ deficit	(980,556)	(520,715)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,689	$-

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

OCTUS , INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

OPERATING ACTIVITIES
Net loss	$(932,011)	$(66,865)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	105,108	-
Share-based compensation	349,353	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities:	96,835	14,840
Stock payable	171,700	-
Accounts payable and accrued liabilities – related parties	60,954	34,999
Net cash used in operating activities	(148,061)	(17,026)

INVESTING ACTIVITIES
Increase in deposit	(1,686)	-
Net cash provided by investing activities	(1,686)	-

FINANCING ACTIVITIES
Proceeds from notes payable – related parties	32,750	17,026
Proceeds from notes payable	5,000	-
Proceeds from convertible debt	135,000	-
Net cash provided by financing activities	172,750	17,026

Net change in cash	23,003	-

CASH AT BEGINNING OF YEAR	-	-

CASH AT END OF YEAR	$23,003	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,090	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest into convertible notes	$38,686	$-
Debt discount from warrants issued with convertible debt	$122,817	$-
Conversion of liabilities into convertible notes payable - related parties	$-	$442,643

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

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to Sasaima Holdings, SA who already held a promissory note in the amount of $113,747.  The terms were modified such that the principal and interest will be paid over 60 months.  The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense under borrowings from this party during the year ending December 31, 2009 was $28,146.  The current portion of this note is $88,500 at December 31, 2009.  Upon conversion of the outstanding principal and accrued interest, this party would own greater than 10% of the outstanding shares on a fully diluted basis.

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

Under the agreement, OCTuS will pay the University a nominal annual minimum cash payment each year until the year following the year of the first sale of a licensed product.  Upon commencement of commercial sales, OCTuS will pay the University the greater of a minimal annual fee of $2,000 or royalties based on net sales of licensed products, licensed services, and other revenue resulting directly from use of the licensed products.  The agreement also provides that OCTuS will pay the University one and one half (1½%) percent of net sales of any consideration received by OCTuS for the grant of rights under a sublicense from OCTuS.  OCTuS is responsible for reimbursing the University for prior patent costs incurred, which are not material, and subsequent legal fees and patent costs incurred in connection with prosecuting the application and maintaining any patents that may issue from the application.  The agreement includes a number of milestone conditions including:

(a) Milestone #1: Funding of Licensee: $250,000 by December 31, 2010;
(b) Milestone #2: Manufacturing of Licensed Product: begins (including by a third party on behalf of Licensee) by May 31, 2010;
(c) Milestone #3: First Sales of Licensed Product or Licensed Services: by August 31, 2010; and
(d) Milestone #4: 1,000 units of Licensed Product Sold: by August 31, 2011.

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

Note 11 – Subsequent Events

In January 2010, OCTuS entered into three three-month consulting agreements which call for OCTuS to issue 70,000 shares of common stock each month the contract is in effect.

In January 2010, OCTuS entered into an investment advisory services contract which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in effect.  The term of the contract is three months and may be extended on a month to month basis.

In February 2010, OCTuS entered into a three-month consulting agreement which call for OCTuS to issue 15,000 shares of common stock each month the contract is in effect.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

1.
Overall lack of systematic accounting and disclosure procedures, notwithstanding that the Company’s financial statements and notes thereto are prepared and reviewed by management and that the Company’s chief financial officer reviewed each transaction during the periods covered by the report that had an effect on the Company’s financial statements included in the Form 10-K,

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Christian J. Soderquist Chief Executive Officer	2009	19,230	-0-	135,000 (1)	-0-	-0-	154,230
Georg M. Ecker Chief Financial Officer	2009	19,230	-0-	135,000 (1)	-0-	-0-	154,230
David S. Pere [President, Financial Officer] (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-

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

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to another related party, Sasaima Holdings, SA who already held a promissory note in the amount of $113,747.  The terms were modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense accrued under borrowings from this related party during the twelve months ending December 31, 2009 was $36,590.  Upon conversion of principal and accrued interest totally $520,029, 5,200,290 shares would be owned by this party giving them greater than 10% interest in the company on a fully-diluted basis.  Upon conversion of these shares the beneficial ownership table above would be reflected as:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Christian Soderquist	15,000,000 common shares Officer and Director*	34.20%

Common Stock	George Ecker	15,000,000 common shares Officer and Director*	34.20%

Common Stock	Sasaima Holdings, SA	5,220,290 common shares	11.90%

Common Stock	All officers and directors as a group excluding Sasaima Holdings, SA	30,000,000 common shares	68.40%

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

Related Party Transactions

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to another related party, Sasaima Holdings, SA who already held a promissory note in the amount of $113,747.  The terms were modified such that the principal and interest will be paid over 60 months. The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense accrued under borrowings from this related party during the twelve months ending December 31, 2009 was $36,590.  Upon conversion of principal and accrued interest totally $520,029, 5,200,290 shares would be owned by this party giving them greater than 10% interest in the company on a fully-diluted basis.

A former officer and director paid certain expenses on behalf of Octus for periods prior to 2007.  As of December 31, 2009, amounts accrued and unpaid to this individual totaled $3,169 and are included in accounts payable-related parties.  Also during the year, the current CEO, Chrisian J. Soderquist paid company expenses on his personal credit card in the amount of $1,824.  These amount total $4,993 at December 31, 2009.

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

Director Independence

Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	NOTES
3.1	Amended and Restated Articles of Incorporation	(2)
3.2	Certificate of Determination of Preferences of Series C Preferred Stock of Octus, Inc.	(5)
3.3	Amended Bylaws	(11)
3.4	Certificate of Amendment to Articles of Incorporation	(7)
10.1	Form of Indemnification Agreements entered into by and between Octus, Inc. and its officers and directors	(1)
10.2	Directors 1993 Stock Option Plan, Form of Stock Option Agreement, Non-Qualified Options, 1993 Directors Stock Option Plan	(2)
10.3	Convertible Promissory Notes dated September 30, 2008 with Sasaima Holdings SA	(8)
10.4	Convertible Promissory Notes dated September 30, 2008 with Grupo Dynastia SA	(8)
14.1	Code of Ethics	(6)
10.5	Restricted Stock Purchase Agreement, dated February 24, 2009, between the Company and Christian Soderquist	(9)
10.6	Restricted Stock Purchase Agreement, dated February 24, 2009, between the Company and George M. Ecker	(9)
10.7	Employment Agreement, effective February 24, 2009, between the Company and Christian Soderquist	(9)
10.8	Employment Agreement, effective February 24, 2009, between the Company and George M. Ecker	(9)
10.9	Loan Modification Agreement (Sasaima Holdings SA letter to Octus Inc.), executed March 31, 2009	(9)
10.10	Employment Agreement, effective May 5, 2009, between the Company and John Argo	(10)
10.11	Restricted Stock Purchase Agreement, dated May 5, 2009, between the Company and John Argo	(10)
10.12	Employment Agreement, effective April 1, 2009, between the Company and John Argo	(11)
10.13	Convertible Secured Promissory Note, dated June 22, 2009, between the Company and Margaret Wong	(11)
10.14	Common Stock Purchase Warrant, dated June 22, 2009, between the Company and Margaret Wong	(11)
10.15	Note Amendment with the Senior Lender, dated March 31, 2009	(11)
10.16	Salary Agreement, dated August 10, 2009, between the Company and George Ecker	(11)
10.17	Salary Agreement, dated August 10, 2009, between the Company and Christian Soderquist	(11)
10.18	Exclusive License Agreement for Wicking Condensate Evaporator at AC Condenser, effective August 1, 2009, between The Regents of the University of California, acting through its Davis Campus Technology Transfer Services, at the University of California, Davis and Octus Energy, Inc.	(12)
10.19	Reserve Equity Financing Agreement, dated December 6, 2009, between AGS Capital Group, LLC and the Company	(13)
10.20	Registration Rights Agreement, dated December 6, 2009, between AGS Capital Group, LLC and the Company	(13)
10.21	Eco Nexus Non-exclusive License Agreement	(14)
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Company’s Form S-1, as amended, SEC registration number 33-51862, which was declared effective January 15, 1993.
(2)	Incorporated by reference from the Company’s Post-Effective Amendment No. 1 on Form S-3 to Form S-1, bearing the SEC registration number 33-51862, which was declared effective January 6, 1995.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 1994 filed with the SEC July 6, 1995.
(4)	Incorporated by reference from the Company’s Form 8-K filed with the SEC November 13, 1995.
(5)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on August 12, 1996.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the period ended December 31, 1993.
(7)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2005.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2005.
(9)	Incorporated by reference to exhibits filed with the Form 10-K filed with the SEC on April 15, 2009.
(10)	Incorporated by reference to exhibits filed with the Form 10-Q filed with the SEC on May 15, 2009.
(11)	Incorporated by reference to exhibits filed with the Form 10-Q filed with the SEC on August 14, 2009.
(12)	Incorporated by reference to exhibit filed with the Form 10-Q filed with the SEC on November 23, 2009.
(13)	Incorporated by reference to exhibits filed with the Form 8-K filed with the SEC on December 10, 2009.
(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTUS, INC.

Dated: September 26, 2011	By:	/s/ Christian J. Soderquist
Christian J. Soderquist President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christian J. Soderquist	President Chief Executive Officer, Chairman	September 26, 2011
Christian J. Soderquist	(Principal Executive Officer)

/s/ George M. Ecker	Principal Financial and Accounting Officer,	September 26, 2011
George M. Ecker	Director