Form 10-Q/A
period 2010-03-31
OCTUS INC
filed 2011-09-27
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

2020 Research Park Drive, Suite 110, Davis, California 95616
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) is being filed to amend our Quarterly Report on Form 10-Q for the period ended March 31, 2010, that we filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) on May 24, 2010 (the “Form 10-Q”).  This Form 10-Q/A revises or amends the following items, in response to comments that we received from the SEC in connection with its review of the Form 10-Q:

•
Part I, Item 1, to revise the financial statements and notes to disaggregate product revenues, and add disclosure concerning the Company’s revenue recognition policy, and to revise Note 8 to the financial statements to clarify specific terms of a license agreement.

•	Part 1, Item 1, to revise the financial statements and notes to reflect certain related party convertible notes presentation and disclosure.

•
Part I, Item 2, to revise the disclosures concerning our Overview; Results of Operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 and revise disclosure in our Liquidity and Capital Resources section to disclose various note agreements.

•	Part I, Item 4, to revise the disclosures concerning the Company’s controls and procedures.

•	Part II, Item 2, to expand disclosures concerning recent sales of unregistered securities.

•	Section 302 Certifications, to conform certain wording.

This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q, or to provide a general update or discussion of other developments at the Company after the date of the original filing.  All information contained in this Form 10-Q/A and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports that we have filed and will file after the original filing date with the Securities and Exchange Commission.  This Form 10-Q/A does not include the items from the original Form 10-Q that are not being amended.  Accordingly, it should be read in conjunction with the original Form 10-Q, and our other filings with the SEC subsequent to the filing of the Form 10-Q.

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$-	$23,003
Accounts receivable – trade	5,700	-
Other current assets	1,686	1,686
TOTAL ASSETS	$7,386	$24,689

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$111,165	$102,236
Accrued liabilities	48,988	26,750
Accounts payable – related parties	4,993	4,993
Accrued liabilities – related parties	69,952	63,986
Stock payable	177,300	171,700
Notes payable	-	5,000
Notes payable – related parties	33,250	32,750
Convertible notes payable – related parties	125,000	88,500
Total current liabilities	570,648	495,915

LONG TERM LIABILITIES
Convertible notes – related party – less current portion	355,539	392,039
Convertible notes, net of unamortized discount of $17,888 and $17,709, respectively	152,578	117,291
TOTAL LIABILITIES	1,078,765	1,005,245

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized
44,767,072 and 43,867,072 shares issued and outstanding, respectively	44,767	43,867
Additional paid-in capital	23,579,606	23,299,212
Accumulated deficit	(24,695,752)	(24,323,635)
Total stockholders' deficit	(1,071,379)	(980,556)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,386	$24,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

Revenues
Service revenue	$206	$-
Product revenue	5,700	-
Total Revenues	5,906	-

General and administrative expenses	336,611	278,485

Loss from operations	(330,705)	(278,485)

Interest expense	(41,412)	(8,726)

Net loss	$(372,117)	$(287,211)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	44,290,294	25,103,739

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

Revenue Recognition

Revenue is derived primarily from providing services under short-term negotiated fixed and variable fee arrangements.  Revenue is recognized when it is earned, typically when our services have been rendered.  Upon execution of an agreement, if services have not been provided then the amount to be paid as a deposit under such agreement is recorded as deferred revenue on the balance sheet and is reclassified as revenue on the statement of operations after services have been provided and such revenue earned.  Any amount that has been earned, but not yet billed, is recorded as work in process or unbilled at the balance sheet date.  Our product revenue is recognized upon delivery to the customer.

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

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms, unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  The agreements provide for a base salary of $180,000 per annum, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”). The officers agreed to irrevocably waive all unpaid compensation as of December 31, 2009.  Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by OCTuS’ Compensation Committee or Board of Directors.  OCTuS issued to each person 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation during the three months ended March 31, 2009.

Under the terms of the restricted stock purchase agreements, a portion of the shares is subject to repurchase by OCTuS if certain milestones are not achieved before the first anniversary of the date of the purchase agreements.  For each of the following events that are not achieved before the first anniversary of the date of the purchase agreements, 25% of the shares are subject to repurchase by OCTuS at the original purchase price per share.  On May 1, 2010, the board of directors determined that all four milestones have been achieved, and the repurchase rights of OCTuS lapsed.

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

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to another party who already held a promissory note in the amount of $113,747.  The terms of the new combined $480,539 note were modified such that the principal and interest will be paid over 60 months.  The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  Total interest expense under borrowings from this party during the three months ending March 31, 2010 was $3,204.  The current portion of this note is $125,000 at March 31, 2010.

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

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In October 2009, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 20,000 shares of common stock each month the contract is in effect.  During the three months ended March 31, 2010 OCTuS accrued $5,600 of stock payable for the 20,000 shares due in January 2010 per the agreement.  As of March 31, 2010, OCTuS had a total stock payable of $177,300 for unissued common shares to various consultants.

On December 6, 2009, OCTuS entered into a “Reserve Equity Financing Agreement” with AGS Capital Group, LLC (the “Facility”).  The signed agreement authorized OCTuS to issue and sell up to $5,000,000 of shares of common stock.  As of March 31, 2010, there have been no issuances under the Facility.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $4,000 stipend each month the contract is in effect.  OCTuS issued 60,000 shares under this agreement during the quarter ended March 31, 2010, valued at $10,000 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in effect.  The consultant terminated the contract in March 2010.  OCTuS issued 60,000 shares under this agreement during the three months ended March 31, 2010, valued at $18,900 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement which calls for OCTuS to issue 30,000 shares of common stock to a consultant each month the contract is in effect.  OCTuS issued 90,000 shares under this agreement during the quarter ended March 31, 2010, valued at $26,100 and recorded as share-based compensation.

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

Under the agreement, OCTuS will pay the University a nominal annual minimum cash payment each year until the year following the year of the first sale of a licensed product.  Upon commencement of commercial sales, OCTuS will pay the University the greater of a minimal annual fee of $2,000 or royalties based on net sales of licensed products, licensed services, and other revenue resulting directly from use of the licensed products.  The agreement also provides that OCTuS will pay the University one and one half (1½%) percent of net sales of any consideration received by OCTuS for the grant of rights under a sublicense from OCTuS.  OCTuS is responsible for reimbursing the University for prior patent costs incurred, which are not material, and subsequent legal fees and patent costs incurred in connection with prosecuting the application and maintaining any patents that may issue from the application.  The agreement includes a number of milestone conditions including:

(a)	Milestone #1: Funding of Licensee: $250,000.00 by December 31, 2010;
(b)	Milestone #2: Manufacturing of Licensed Product: begins (including by a third party on behalf of Licensee) by May 31, 2010;
(c)	Milestone #3: First Sales of Licensed Product or Licensed Services: by August 31, 2010; and
(d)	Milestone #4: 1,000 units of Licensed Product Sold: by August 31, 2011.

The agreement also includes several other customary provisions, including representations and warranties of the parties, provisions addressing indemnification of the University by OCTuS, use of names and other intellectual property, litigation and disputes, and insurance requirements, and other customary provisions.

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

On April 21, 2010 we entered into an agreement to test and demonstrate energy-efficient LED parking garage fixtures for one of the largest hotel-casinos in Northern California.

We anticipate the need for additional debt or equity financing, and if the Company raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We realized revenue of $5,906 during the three months ended March 31, 2010 from product sales and execution of energy projects.  We did not realize any revenues during the three months ended March 31, 2009.  Our revenue recognized during the quarter ended March 31, 2010, consisted of (1) energy efficient direct product sales, with related services of $206 and (2) services under two energy efficient projects, including provision of products of $5,700.

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

During the first quarter of 2010, OCTuS issued convertible secured promissory notes (the “2010 Notes”) proceeds of $30,000.  See Note 6 to our financial statements for discussion of related terms of this note.   At March 31, 2010, we had no cash on hand.  In May 2010, we issued a convertible secured promissory note with a principal amount of $100,000 to an investor.  We cannot give assurance that we will enter into any new investment, or that the terms of any such agreements will be on terms favorable to us.  There is no assurance that our officers and directors or others will continue to fund us.  Should we be unable to obtain revenues or raise additional capital, we could be forced to cease business activities altogether, and the holders of security interests would likely be entitled to receive all or substantially all of our assets.

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

During the Annual 10-K review process for the year ended December 31, 2009, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2009 and the deficiencies reported continue to be deficiencies as of March 31, 2010.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2009, OCTuS entered into a twelve-month consulting agreement with Siva Gunda to assist in the development of the Octus Smart Energy Platform, including identification of key partners, systems and components.  The agreement provides for OCTuS to issue 10,000 shares of common stock each month the contract is in effect.  OCTuS issued 30,000 shares under this agreement during the three months ended March 31, 2010, valued at $7,500 and recorded as share-based compensation.

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

In October 2009, OCTuS entered into a three-month consulting agreement with Jim Collins of Quantum Energy Solutions, Inc. to provide sales services relating to expanding our service offering.  The agreement provided for OCTuS to issue 20,000 shares of common stock each month the contract is in effect.    During the three months ended March 31, 2010 OCTuS accrued $5,600 of stock payable for the 20,000 shares due in January 2010 per the agreement.  As of March 31, 2010, OCTuS had a total stock payable of $177,300 for unissued common shares.  The agreement was entered into in reliance on Section 4(2) of the Securities Act.  The recipient represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

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

During the first quarter of 2010, OCTuS issued convertible secured promissory notes (the “2010 Notes”) with a principal amount of $35,000 to five investors for proceeds of $30,000 and, in the case of one investor, conversion of an outstanding promissory note into a convertible note.  The 2010 Notes bear interest at a rate of 10% per annum and are due two years from the date of issuance.  Accrued interest is paid semi-annually, with the first payment due six months after the date the Notes were issued.  At OCTuS’ option, OCTuS may make any interest payment either in cash or by delivery of a number of shares of Common Stock with a value equal to the amount of interest due and payable, calculated based on the average closing price of the Common Stock on the OTC Bulletin Board (or whatever exchange, market or quotation system the Common Stock is then traded), for the ten trading days ending three days before the date that such payment is due.  OCTuS granted to the holder of the note a security interest of all assets of OCTuS, ranking before all preferred and common shareholders and subordinated to the existing senior convertible debt.  The Notes may be converted to common stock at 70% of the price per share paid for securities in a financing of at least $1,000,000 or at any time after 90 days after issuance at the greater of $0.35 per share or 70% of the average closing price of the common stock for the ten trading days ending five days before the conversion date.  In conjunction with the issuance of the Notes, OCTuS issued warrants to the note holders to purchase 140,000 shares of OCTuS common stock at an exercise price of $0.01 per share.  The term of the warrants is eighteen months.  The securities were issued without any public solicitation, to a limited number of investors.  The shares were issued in reliance on Section 4(2) of the Securities Act.  Each investor represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.  Each investor also represented that they had an opportunity to ask questions of management of OCTuS, understood the investment risks involved in acquiring the securities, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the securities and the business of the Company, that the recipient understood the speculative nature of the acquisition of the securities. and was an accredited investor as defined in Regulation D.

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

Item 6.  Exhibits

Exhibit No.	Description

10.1	License Agreement between OCTuS and EcoNexus, LLC, dated February 3, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTuS, Inc., a Nevada corporation

September 26, 2011	By:	/s/ Christian Soderquist
Christian Soderquist Chief Executive Officer and a Director