Form 10-Q/A
period 2010-06-30
OCTUS INC
filed 2011-09-27
CIK 891462

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

2020 Research Park Drive, Suite 110, Davis, California 95618
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) is being filed to amend our quarterly report on Form 10-Q for the period ended June 30, 2010, that we filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2010.  This Form 10-Q/A revises or amends the following items, in response to comments that we received from the SEC in connection with their review of the Form 10-Q:

•
Part I, Item 1, to revise the financial statements and notes to disaggregate product revenues, and add disclosure concerning the Company’s revenue recognition policy, and to revise Note 8 to the financial statements to clarify specifc terms of a license agreement.

•	Part 1, Item 1 Financial Statements to add additional information related to our predecessor entity on the
o	Consolidated Balance Sheets as of December 31, 2009;
o	Consolidated Statements of Operations for the period from January 1, 2010 through June 29, 2010, prior to the purchase of Quantum Energy Solutions, on June 30, 2010;
o	Consolidated Statements of Cash Flow for the same period.

•
Part 1, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations to provide discussion on our predecessor entity’s financial condition and results of operations for periods presented in the financial statements.

•	Part I, Item 4, to revise the disclosures concerning the Company’s controls and procedures.

•	Part II, Item 2, to expand disclosures concerning recent sales of unregistered securities.

This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q, or to provide a general update or discussion of other developments of the Company after the date of the original filing.  All information contained in this Form 10-Q/A and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports that we have filed and will file after the original filing date with the Securities and Exchange Commission.  This Form 10-Q/A does not include the items from the original Form 10-Q that are not being amended.  Accordingly, it should be read in conjunction with the original Form 10-Q and our other filings with the SEC subsequent to the filing for the Form 10-Q.

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SUCCESSOR COMPANY	SUCCESSOR COMPANY	PREDECESSOR COMPANY
	June 30, 2010	December 31, 2009	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$347,237	$23,003	$126,940
Accounts receivable – trade	29,554	-	-
Deferred financing costs, net	28,750	-	-
Other current assets	1,686	1,686	-
TOTAL CURRENT ASSETS	407,227	24,689	126,940
Goodwill	212,782	-	-
TOTAL ASSETS	$620,009	$24,689	$126,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$190,490	$102,236	$90,885
Accrued liabilities	106,040	26,750	-
Accounts payable – related parties	4,993	4,993	-
Accrued liabilities – related parties	119,691	63,986	-
Stock payable	177,300	171,700	-
Advances – related parties	-	-	109,951
Notes payable – current portion	87,727	5,000	35,899
Notes payable – related parties	33,250	32,750	-
Convertible notes – related party – current portion	125,000	88,500	-
Convertible notes payable – current portion, net of unamortized discount of $80,743 and $0, respectively	419,257	-	-
Total current liabilities	1,263,748	495,915	236,735

LONG TERM LIABILITIES
Notes payable – long term – less current portion	86,667	-	-
Convertible notes – related party – less current portion	355,539	392,039	-
Convertible notes, net of unamortized discount of $0 and $17,709, respectively	170,455	117,291	-
TOTAL LIABILITIES	1,876,409	1,005,245	236,735

Commitments and contingencies	-	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
45,564,072 and 43,867,072 shares issued and outstanding, respectively. (Predecessor entity: $0.10 par, 100,000 shares authorized, 10,000 shares issued and outstanding)	45,564	43,867	1,000
Additional paid-in capital	23,741,669	23,299,212	64,937
Accumulated deficit	(25,043,633)	(24,323,635)	(175,732)
Total stockholders' deficit	(1,256,400)	(980,556)	(109,795)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$620,009	$24,689	$126,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SUCCESSOR COMPANY		SUCCESSOR COMPANY
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

Revenues
Product revenue	$2,930	$-	$8,631	$-
Service revenue	-	-	206	-
Total Revenue	2,930	-	8,837	-

Cost of goods sold	16,458	-	16,458	-

Gross margin	(13,528)	-	(7,621)	-

General and administrative expenses	247,622	169,981	584,241	448,466

Loss from operations	(261,150)	(169,981)	(591,862)	(448,466)

Interest expense	(86,725)	(3,055)	(128,136)	(11,781)

Net loss	$(347,875)	$(173,036)	$(719,998)	$(460,247)

Per share information - basic and diluted

Net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding	45,141,599	43,612,072	44,732,796	34,573,812

	PREDECESSOR COMPANY		PREDECESSOR COMPANY
	FOR THE 90 DAY PERIOD FROM APRIL 1 TO JUNE 29,		FOR THE 180-DAY PERIOD FROM JANUARY 1, TO JUNE 29,
	2010	2009	2010	2009

Revenues	$18,568	$6,585	$95,300	$8,356

Cost of goods sold	25,081	56,339	46,542	115,488

Gross margin	(6,513)	(49,754)	48,758	(107,132)

General and administrative expenses	(33,349)	(78,587)	(98,114)	(155,423)

Loss from operations	(39,862)	(128,341)	(49,356)	(262,555)

Interest expense	(513)	(481)	(1,531)	(1,303)

Net loss	$(40,375)	$(128,822)	$(50,887)	$(263,858)

Per share information - basic and diluted

Net loss per common share	$(4.04)	$(12.88)	$(5.09)	$(26.39)

Weighted average shares outstanding	10,000	10,000	10,000	10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SUCCESSOR COMPANY	SUCCESSOR COMPANY	PREDECESSOR COMPANY		PREDECESSOR COMPANY
	2010	2009	For the 180-day period from January 1, 2010 to June 29, 2010		2009
OPERATING ACTIVITIES
Net loss	$(719,998)	$(460,247)		$(50,887)		$(263,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	261,079	282,500		-		-
Amortization of deferred financing cost	1,250	-		-		-
Amortization of debt discount	106,921	242		-		-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,308	-		(38,935)		222,032
Increase (decrease) in accounts payable and accrued liabilities	104,653	147,450		(27,327)		(4,026)
Increase in accounts payable and accrued liabilities – related parties	56,160	14,049		-		-
Increase in stock payable	5,600	-		-		-
Net cash used in operating activities	(181,027)	(16,006)		(117,149)		(45,852)

INVESTING ACTIVITIES
Deposits paid	-	(1,175)		-		-
Net cash used by investing activities	-	(1,175)		-		-

FINANCING ACTIVITIES
Cash paid for deferred financing costs	(30,000)	-		-		-
Payment on line of credit	(859)	-		(4,217)		(3,814)
Cash distributions to owners	-	-		(36,353)		(23,057)
Cash contributions from owners	-	-		-		9,465
Proceeds from convertible notes payable	630,000	100,000		-		-
Payments on convertible notes payable	(100,000)	-		-		-
Proceeds from short term debt – related party	500	10,000		20,049		86,000
Proceeds from exercise of warrants	5,620	-		-		-
Proceeds from notes payable	-	5,000		14,000		20,200
Net cash provided by financing activities	505,261	115,000		(6,521)		88,794

Net change in cash	324,234	97,819		(123,670)		42,942

CASH AT BEGINNING OF PERIOD	23,003	-		126,940		33,129

CASH AT END OF PERIOD	$347,237	$97,819		$3,270		$76,071

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,922	$-		$1,531		$1,303
Cash paid for income taxes	$-	$-		-		-

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of note payable and accrued interest into convertible note payable	$5,455	$-	$		$
Debt discount from warrants issued with convertible debt	$169,955	$100,000	$		$
Conversion of accrued interest into convertible note payable - related party	$-	$38,686	$			$-
Net assets acquired in business combination for common stock	$7,500	$-	$		$

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

Subsequent Events

OCTuS has evaluated all transactions through the original financial statement issuance date for subsequent event disclosure consideration.

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

The unaudited pro-forma results were as follows:

OCTuS, Inc.
Unaudited Pro-forma Statements of Operations

	For the Six Months Ended June 30, 2010
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments	Pro-forma Condensed Combined
Revenues	$8,837	$95,300	$-	$104,137
Cost of sales	16,458	46,542	-	63,000
Gross profit (loss)	(7,621)	48,758	-	41,137
Operating expenses	(584,241)	(98,114)	-	(682,355)
Interest expense	(128,136)	(1,531)	-	(129,667)
Net loss	$(719,998)	$(50,877)	$-	$(770,875)

Net loss per share - basic and diluted	$(0.02)			$(0.02)
Weighted average shares outstanding -basic and diluted	44,732,796		150,000(a)	44,882,796

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	For the Six Months Ended June 30, 2009
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments	Pro-forma Condensed Combined
Revenues	$-	$8,356	$-	$8,356
Cost of sales	-	115,488	-	115,488
Gross profit (loss)	-	(107,132)	-	(107,132)
Operating expenses	(448,466)	(155,423)	-	(603,889)
Interest expense	(11,781)	(1,303)	-	(13,084)
Net income (loss)	$(460,247)	$(263,858)	$-	$(724,105)

Net loss per share - basic and diluted	$(0.01)			$(0.02)
Weighted average shares outstanding -basic and diluted	34,573,812		150,000(a)	34,723,812

The unaudited pro-forma condensed combined statements of operations for the three months ending June 30, 2010 and 2009, respectively is presented as if the acquisition had taken place on January 1, 2010 and 2009, respectively by combining the unaudited historical results of Quantum and OCTuS.

	For the Three Months Ended June 30, 2010
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments		Pro-forma Condensed Combined
Revenues	$2,930	$18,568		$-	$21,498
Cost of sales	16,458	25,081		-	41,539
Gross profit (loss)	(13,528)	(6,513)		-	(20,041)
Operating expenses	(247,622)	(33,349)		-	(280,971)
Interest expense	(86,725)	(513)		-	(87,238)
Net loss	$(347,875)	$(40,375)	$		$(388,250)

Net loss per share - basic and diluted	$(0.01)				$(0.01)
Weighted average shares outstanding -basic and diluted	45,141,599			150,000(a)	45,291,599

	For the Three Months Ended June 30, 2009
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments	Pro-forma Condensed Combined
Revenues	$-	$6,585	$-	$6,585
Cost of sales	-	56,339	-	56,339
Gross profit (loss)	-	(49,754)	-	(49,754)
Operating expenses	(169,981)	(78,587)	-	(248,568)
Interest expense	(3,055)	(481)	-	(3,536)
Net loss	$(173,036)	$(128,822)	$-	$(301,858)

Net loss per share - basic and diluted	$(0.01)			$(0.01)
Weighted average shares outstanding -basic and diluted	43,612,072		150,000(a)	43,762,072

(a)	OCTuS issued 150,000 shares as consideration of the purchase of Quantum. The pro-forma adjustment treats the shares as having been issued at the first day of each period.

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

Both employment agreements have a term of three years, through February 23, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 90 days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Pursuant to the employment agreement, OCTuS will pay Mr. Soderquist and Mr. Ecker a base annual salary of $180,000 each, which will increase annually by the increase in the consumer price index from the prior year (the “Base Salary”).  The officers have agreed to irrevocably waive all accrued salaries during 2009 in the amount of $181,538 and have accepted annual base salaries of $120,000 each from January through June 2010 initiating the agreed salaries of $180,000 beginning July 1, 2010.  Each officer will be eligible for an annual bonus of up to 50% of his base annual salary as then in effect, as determined by OCTuS’ Compensation Committee or Board of Directors.  OCTuS issued to each person 15,000,000 shares of common stock.  These shares were valued at $270,000 and recorded as share-based compensation during the six months ended June 30, 2009.

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

Under the agreement, OCTuS will pay the University a nominal annual minimum cash payment each year until the year following the year of the first sale of a licensed product.  Upon commencement of commercial sales, OCTuS will pay the University the greater of a minimal annual fee of $2,000 or royalties based on net sales of licensed products, licensed services, and other revenue resulting directly from use of the licensed products.  The agreement also provides that OCTuS will pay the University one and one half (1½%) percent of net sales of any consideration received by OCTuS for the grant of rights under a sublicense from OCTuS.  OCTuS is responsible for reimbursing the University for prior patent costs incurred, which are not material, and subsequent legal fees and patent costs incurred in connection with prosecuting the application and maintaining any patents that may issue from the application.  The agreement includes a number of milestone conditions including:

(a)	Milestone #1: Funding of Licensee: $250,000 by December 31, 2010. This milestone was met during the quarter ended June 30, 2010.
(b)	Milestone #2: Manufacturing of Licensed Product begins (including by a third party on behalf of Licensee) by May 31, 2010. This milestone was met during the quarter ended June 30, 2010.
(c)	Milestone #3: First Sales of Licensed Product or Licensed Services: by August 31, 2010, which was met during the quarter ended June 30, 2010; and
(d)	Milestone #4: 1,000 units of Licensed Product Sold: by August 31, 2011.

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

The Company received an SEC Comment letter dated November 5, 2010, where the SEC questioned the Company as to the treatment of Quantum Energy Solutions, Inc., as its predecessor entity as Quantum’s historical operations were significantly larger than the historical operations of OCTuS.  For purposes of financial statements, designation of an acquired business as a predecessor is required if a registrant succeeds to the business of another entity and the registrant’s own operations prior to the succession appear insignificant relative to the operations assumed or acquired.  As such, OCTuS has included the historical financial statements of Quantum as its predecessor entity and included any material discussion and analysis of financial condition and results of operations of the predecessor entity herein.

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

  O n January 29, 2010, we entered into consulting agreements with: Dave Glende and John Walter to provide services in the fields of smart energy services and smart energy products.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009 (Successor)

We realized revenue of $2,930 of product sales during the three months ended June 30, 2010 from execution of energy projects and did not realize revenue during the three months ended June 30, 2009.

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

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009 (Successor)

We realized revenue of $8,837 during the six months ended June 30, 2010,  $8,631 was related to product sales and $206 was related to service revenue. We did not realize any revenues during the six months ended June 30, 2009.

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

Results of Operations for the 180-Day Period from January 1, 2010 through June 29, 2010 and 90 Day period ended June 30, 2010 and Three months ended June 30, 2009 (Predecessor)

Our predecessor realized revenue of $95,300 during the 180-day period prior to the purchase by Octus on June 30, 2010 and $8,356 during the same period ended June 29, 2009 from the execution of energy projects.  Our predecessor realized revenue of $18,568 and $6,585 during the 90 day period ended June 29, 2010 and three month period ended June 30, 2009, respectively, also from the execution of energy related products.

Our predecessor had expenses totaling $144,656 during the 180-day period prior to the purchase by Octus on June 30, 2010 primarily related to cost of sales of $46,542 and payroll, meals and entertainment and other administrative related expenses of $98,114.  Our predecessor had expenses totaling $58,430 and $134,926 during the 90 day period ended June 29, 2010 and three month period ended June 30, 2009, respectively, due primarily to cost of goods sold on various contracts of $25,081 and $56,339.  Additionally, for the three month period ended June 30, 2009, we incurred approximately $58,000 in payroll and other administrative costs.

Liquidity and Capital Resources (Successor)

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

Liquidity and Capital Resources (Predecessor)

For the 180-day period from January1, 2010 through June 29, 2010 prior to purchase by Octus on June 30, 2010, our predecessor incurred a net loss of $50,887 and used $117,149 in cash flow from operations primarily from an increase in receivables and decrease in accounts payable and other accrued liabilities. Cash flow used in financing activities was $6,521 comprised mainly of borrowings on a line of credit of $14,000 and borrowings from related parties of $20,049.  This was offset by payments made on the line of credit of $4,217 and distributions to owners of $36,353.

For the six months ended June 30, 2009, our predecessor used $45,852 cash in operations, while providing cash from financing activities in the amount of $88,794 consisting primarily of proceeds from advances made from a related party of $86,000 and proceeds from notes payable of $20,200 offset by payments of net distributions to owners of $13,592.

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

During the Annual 10-K review process for the year ended December 31, 2009, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2009 and the deficiencies reported continue to be deficiencies as of June 30, 2010.

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

In January 2010, OCTuS entered into a three-month consulting agreement with Mananya Chansanchai to provide services relating to energy solutions program management.  The agreement calls for OCTuS to issue 30,000 shares of common stock to an employee upon execution of the agreement as a signing bonus, 10,000 shares of common stock each month, and pay a $4,000 stipend each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the six months ended June 30, 2010, valued at $13,350 and recorded as share-based compensation.   The agreement was entered into in reliance on Section 4(2) of the Securities Act.  The recipient represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

In January 2010, OCTuS entered into a three-month business and financial advisory services contract with DCA Partners LLC providing for OCTuS to issue 30,000 shares of common stock each month the contract is in effect.  The agreement calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  The consultant terminated the contract in March 2010. OCTuS issued 60,000 shares under this agreement during the three months ended June 30, 2010, valued at $18,900 and recorded as share-based compensation.

In January 2010, OCTuS entered into a three-month consulting agreement with Dave Glende to assist with development of the Company’s product and services roadmap and overall technology–based product offerings which calls for OCTuS to issue 30,000 shares of common stock to a consultant each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended June 30, 2010, valued at $26,100 and recorded as share-based compensation. The agreement was entered into in reliance on Section 4(2) of the Securities Act.  The recipient represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

In January 2010, OCTuS entered into a three-month consulting agreement with John Walters to assist with the creation of a marketing plan for Wickool and assist with impelementation of a distribution and dealer program for Wickool.  which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended March 31, 2010, valued at $23,400 and recorded as share-based compensation.  At the end of May 2010, OCTuS entered into a new six month consulting agreement with the same consultant which calls for OCTuS to issue 25,000 shares of common stock each m month the contract is in force.  OCTuS issued 50,000 shares valued at $4,345, recorded as share-based compensation for the three months ended June 30, 2010. The agreement was entered into in reliance on Section 4(2) of the Securities Act.  The recipient represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

In February 2010, OCTuS entered into a three-month consulting agreement with George Condon to provide services relating to development, implementation and management of Octus Energy Savings Program (OctusESP) for commercial brokers and other referral sources.  The agreement calls for OCTuS to issue 15,000 shares of common stock each month the contract is in force.  OCTuS issued 30,000 shares under this agreement during the quarter ended March 31, 2010, valued at $6,900 and recorded as share-based compensation. In June, 2010, OCTuS entered into a new consulting agreement with this same consultant which calls for OCTuS to issue 10,000 shares of common stock each month the agreement is in force.  OCTuS a total of 25,000 shares under the old and new consulting agreements for the three months ended June 30, 2010 valued at $2,000 and recorded as share-based compensation.   The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

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

These notes and securities were issued without any public solicitation, to a limited number of investors.  The shares were issued in reliance on Section 4(2) of the Securities Act.  Each investor represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.  Each investor also represented that they had an opportunity to ask questions of management of OCTuS, understood the investment risks involved in acquiring the securities, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the securities and the business of the Company, that the recipient understood the speculative nature of the acquisition of the securities.

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

Item 6.  Exhibits

Exhibit No.	Description

10.1	Acquisition Purchase Agreement with Quantum Energy Solutions (1)
10.2	Convertible Secured Promissory Note, dated May 1, 2010 between Octus and EAM, Inc. (2)
10.3	Convertible Secured Promissory Note, dated May 1, 2010 between Octus, Inc. and Saverio Pugliese (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by Reference to exhibits filed with Form 8-K filed with the SEC on May 21, 2010 and June 16, 2010
(2)	Incorporated by Reference to exhibits filed with Form 8-K filed with the SEC on June 16, 2010
(3)	Filed herein and included with this Quarterly Report on Form 10-Q

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTuS, Inc., a Nevada corporation

September 26, 2011	By:	/s/ Christian Soderquist
Christian Soderquist Chief Executive Officer and a Director