Form 10-Q/A
period 2010-09-30
OCTUS INC
filed 2011-09-27
CIK 891462

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) is being filed to amend our quarterly report on Form 10-Q for the period ended September 20, 2010, that we filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2010.  This Form 10-Q/A revises or amends the following items, in response to comments that we received from the SEC in connection with their review of the Form 10-Q:

•	Part I, Item 1, to revise the financial statements and notes to disaggregate product revenues and to revise Note 8 to the financial statements to clarify specifc terms of a license agreement.

•	Part 1, Item 1 Financial Statements to add additional information related to our predecessor entity on the:

o	Consolidated Statements of Operations for the period from January 1, 2010 through June 29, 2010, prior to the purchase of Quantum Energy Solutions, on June 30, 2010;
o	Consolidated Statements of Cash Flow for the same period.

•	Part 1. Item 1 Financial statements to reclassify and appropriately present related party information.

•
Part 1, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations to provide discussion on our predecessor entity’s financial condition and results of operations for periods presented in the financial statements.

•	Part I, Item 4, to revise the disclosures concerning the Company’s controls and procedures.

•	Part II, Item 2, to expand disclosures concerning recent sales of unregistered securities

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

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
OCTuS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
			PREDECESSOR
	SUCCESSOR COMPANY		COMPANY
	September 30, 2010	December 31, 2009	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$48,482	$23,003	$126,940
Accounts receivable – trade	23,192	-	-
Deferred financing costs, net	21,250	-	-
Other current assets	4,686	1,686	-
TOTAL CURRENT ASSETS	97,610	24,689	126,940

Property, plant and equipment, net	6,729	-	-
Goodwill	212,782	-	-
TOTAL ASSETS	$317,121	$24,689	$126,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$238,460	$102,236	$90,885
Accrued liabilities	174,507	26,750	-
Accounts payable – related parties	4,993	4,993	-
Accrued liabilities – related parties	78,574	63,986	-
Stock payable	158,300	171,700	-
Advances – related parties	-	-	109,951
Notes payable – current portion	84,313	5,000	35,899
Notes payable – related parties	27,468	32,750	-
Convertible notes – related party – current portion	125,000	88,500	-
Convertible notes payable – current portion, net of unamortized discount of $0	500,000	-	-
TOTAL CURRENT LIABILITIES	1,391,615	495,915	236,735

LONG TERM LIABILITIES
Notes payable – long term – less current portion	74,252	-	-
Convertible notes – related party – less current portion	355,539	392,029	-
Convertible notes, net of unamortized discount of $0 and $17,709, respectively	170,455	117,291	-
TOTAL LIABILITIES	1,991,861	1,005,245	-

Commitments and contingencies	-	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock, $0.001 par value, 300,000 shares
authorized, no shares issued or outstanding	-	-	-
Series B preferred stock, $0.001 par value, 910,000 shares
authorized, no shares issued or outstanding	-	-	-
Series C 6% cumulative preferred stock, $0.001 par value,
250,000 shares authorized, no shares issued and outstanding	-	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized
45,729,072 and 43,867,072 shares issued and outstanding, respectively. (Predecessor entity: Common stock $0.10 par; 100,000 shares authorized; 10,000 shares issued and outstanding	45,729	43,867	1,000
Additional paid-in capital	23,773,114	23,299,212	64,937
Accumulated deficit	(25,493,583)	(24,323,635)	(175,732)
TOTAL STOCKHOLDERS’ DEFICIT	(1,674,740)	(980,556)	(109,795)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$317,121	$24,689	$126,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SUCCESSOR COMPANY				PREDECESSOR COMPANY
					180 DAY	THREE	NINE
	THREE MONTHS		NINE MONTHS		PERIOD	MONTHS	MONTHS
	ENDED		ENDED		JANUARY 1,	ENDED	ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		THROUGH	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009	2010	2009	JUNE 29, 2010	2009	2009

Revenue
Service revenue	$38,258	$-	$38,463	$-	$95,300	$62,849	$71,205
Product revenue	-	-	8,631	-	-	-	-
Total Revenue	38,258	-	47,094	-	95,300	62,849	71,205

Cost of goods sold	(19,520)	-	(35,977)	-	(46,542)	(34,361)	(149,849)
Gross margin	18,738	-	11,117	-	48,758	28,488	(78,644)

General and administrative expenses	(357,323)	(268,505)	(932,458)	(716,971)	(98,114)	(82,513)	(237,935)

Loss from operations	(338,585)	(268,505)	(921,341)	(716,971)	(49,356)	(54,025)	(316,579)
Interest expense	(111,386)	(22,761)	(248,632)	(34,542)	(1,536)	(1,033)	(2,336)
Interest income	21	-	25	-	-	-
Net loss	$(449,950)	$(291,266)	$(1,169,948)	$(751,513)	$(50,887)	$(55,058)	$(318,915)

Per share information - basic and diluted

Net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(5.09)	$(5.51)	$(31.89)

Weighted average shares outstanding	45,640,268	43,695,803	45,038,610	37,675,493	10,000	10,000	10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SUCCESSOR COMPANY		PREDECESSOR COMPANY
	2010	2009	FOR THE 180-DAY PERIOD FROM JANUARY 1, 2010 THROUGH JUNE 29, 2010	2009
OPERATING ACTIVITIES
Net loss	$(1,169,948)	$(751,513)	$(50,887)	$(318,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	206	-	-	-
Share-based compensation	273,689	353,983	-	-
Amortization of deferred financing cost	8,750	-	-	-
Amortization of debt discount	187,664	3,056	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,670	-	(38,935)	222,032
Increase (decrease) in accounts payable and accrued liabilities	221,090	74,353	(27,327)	(20,631)
Increase in accounts payable and accrued liabilities – related parties	15,043	216,599	-	-
Increase in stock payable	5,600	-	-	-
Net cash used in operating activities	(448,236)	(103,522)	(117,149)	(117,514)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,935)	-	-	-
Deposits paid	(3,000)	(2,275)	-	-
Net cash used in investing activities	(9,935)	(2,275)	-	-

FINANCING ACTIVITIES
Cash paid for deferred financing costs	(30,000)	-	-	-
Payment on line of credit acquired	(3,369)	-	(4,217)	(6,597)
Proceeds from convertible notes payable	630,000	100,000	-	-
Payments on notes payable	(13,319)	-	-	-
Distribution to owners	-	-	(36,353)	(24,584)
Contribution from owners	-	-		9,465
Payments on convertible notes payable	(100,000)	-	-	-
Proceeds from short term debt – related party	500	10,000	20,049	86,000
Payments on short term debt – related party	(5,782)	-	-	-
Proceeds from exercise of warrants	5,620	-	-	-
Proceeds from notes payable	-	5,000	14,000	20,200
Net cash provided by (used in) financing activities	483,650	115,000	(6,521)	84,484

Net change in cash	25,479	9,203	(123,670)	(33,030)

CASH AT BEGINNING OF PERIOD	23,003	-	126,940	33,129

CASH AT END OF PERIOD	$48,482	$9,203	$3,270	$99

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,358	$-	$1,531	$2,336
Cash paid for income taxes	$-	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock for stock payable	$19,000	$-	$-	$-
Conversion of note payable and accrued interest into convertible note payable	$5,455	$-	$-	$-
Debt discount from warrants issued with convertible debt	$169,955	$100,000	$-	$-
Conversion of accrued interest into convertible note payable - related party	$-	$38,686	$-	$-
Net assets acquired in business combination for common stock	$7,500	$-	$-	$-

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

The following unaudited pro-forma combined condensed financial statements are based on the unaudited historical financial statements of Quantum and OCTuS after giving effect to the acquisition of Quantum. This historical operation of OCTuS, Inc. includes three months of Quantum activity as the acquisition for accounting purposes was effective on June 30, 2010.   The unaudited pro-forma condensed combined statements of operations for the nine months ended September 30, 2010 and 2009 and three months ended September 30, 2010 and 2009, is presented as if the acquisition had taken place on the first day of each period by combining the unaudited historical results of Quantum and OCTuS.

The unaudited pro-forma results were as follows:

OCTuS, Inc.
Unaudited Pro-forma Statements of Operations

	For the Nine Months Ended September 30, 2010
	Historical OCTuS, Inc.	Historical Quantum for the 180-day period ended June 29, 2010	Pro-forma Adjustments		Pro-forma Condensed Combined
Revenues	$47,094	$95,300	$-		$142,394
Cost of sales	35,977	46,542	-		82,519
Gross margin	11,117	48,758	-		59,875
Operating expenses	(932,458)	(98,114)	-		(1,030,572)
Interest expense	(248,607)	(1,531)	-		(250,138)
Net loss	$(1,169,948)	$(50,887)	$-		$(1,220,835)

Net loss per share - basic and diluted	$(0.03)				$(0.03)
Weighted average shares outstanding -basic and diluted	45,038,610		150,000	(a)	45,188,610

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	For the Nine Months Ended September 30, 2009
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments		Pro-forma Condensed Combined
Revenues	$-	$71,205	$-		$71,205
Cost of sales	-	149,849	-		149,849
Gross margin	-	(78,644)	-		(78,644)
Operating expenses	(716,971)	(237,935)	-		(954,906)
Interest expense	(34,542)	(2,336)	-		(36,878)
Net income (loss)	$(751,513)	$(318,915)	$-		$(1,070,428)

Net loss per share - basic and diluted	$(0.02)				$(0.03)
Weighted average shares outstanding -basic and diluted	37,675,493		150,000	(a)	37,825,493

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

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

OCTuS, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

On January 29, 2010, we entered into consulting agreements with Dave Glende and John to provide services in the fields of smart energy services and smart energy products.

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

Results of Operations for the Three Months Ended September 30, 2010 (Successor)  Compared to the Three Months Ended September 30, 2009 (Predecessor)

We realized service revenue of $38,258 during the three months ended September 30, 2010 from execution of energy projects as compared to $62,849 of service revenue recognized by our predecessor for the three months ended September 30, 2009.  The decrease of $24,591 is primarily a result of ramping up our operations after the acquisition of our predecessor in June 2010.

During the three months ended September 30, 2010, our operating expenses were $376,843, as compared to $116,874 for the three months ended September 30, 2009 for our predecessor. The increase of $259,969 was primarily due to an increase in stock based compensation, professional, consulting and payroll related expenses  related to the successor company’s existing requirements as a public companyand an increase in cost of goods sold of $14,841 during the three months ended September 30, 2010.

Interest expense for the three months ended September 30, 2010 was $111,386 compared to $1,033 incurred for the three months ended September 30, 2009 for our predecessor. The increase of $110,353 was due to a higher debt balance of our successor during the 2010 period which created discounts which were amortized into interest expense as compared to the minimal debt balance of our predecessor.

During the three months ended September 30, 2010, we reported a net loss of $449,950, or loss per share of $0.01, compared to a net loss of $55,058, or loss per share of $0.01, for the three months ended September 30, 2009 of our predecessor. We expect to incur losses at least until such time as we begin generating significant revenue from operations.

Results of Operations for the Nine Months Ended September 30, 2010 (Successor) Compared to the Nine Months Ended September 30, 2009 (Predecessor)

In order to discuss the results of operations for the nine months ended September 30, 2010, it is necessary to present pro-forma results of operations combining our successor data and our predecessor data prior to the acquisition on June 30, 2010 as presented for the 180 day period from January 1, through June 29, 2010 not presented in our successor information for the year ended September 30, 2010.  These pro-forma results are for discussion purposes only and may or may not indicate what would have occurred had the acquisition took place on January 1, 2010.

	Successor Company Operations Nine Months Ended September 30, 2010	Predecessor Company Operations 180 Day period from January 1, 2010 through June 30, 2010	Combined Pro-forma Results of Operations for the Nine Month Period ending September 30, 2010	Predecessor Company Operations for the Nine-Months Ended September 30, 2009	Variance

Revenue	$ 47,094	$95,300	$142,394	$ 71,205	$71,189
Operating expenses	(968,435)	(144,656)	(1,113,091)	(387,784)	725,307
Interest expense, net	(248,607)	(1,536)	(250,143)	(2,336)	247,807
Net loss	$(1,169,948)	$(50,892)	$(1,220,840)	$ (318,915)	$901,925
Our pro-forma combined results of operations for the nine months ended September 30, 2010 would have included $142,394 of revenue had we acquired our predecessor at January 1, 2010 compared to the revenue recognized by our predecessor for the nine months ended September 2009, of $71,205, an increase of $71,189.  This increase is primarily due to a focused sales effort by the successor.
During the nine months ended September 30, 2010, our pro-forma combined expenses would have been  $1,113,091, as compared to $387,784 for our predecessor for the nine months ended September 30, 2009. The increase of $725,307 was primarily due to an increase in direct project expenses classified as cost of sales of during 2010 as compared to 2009; an increase in salary, consulting expense and professional costs ; an increase in other general and administrative expenses consisting primarily of rent and office supplies and an increase in travel related expense.  Share-based compensation increased to $273,689 during 2010 proforma results as compared to $0 for the privately held predecessor.

The pro-forma combined interest expense for the nine months ended September 30, 2010 would have been  $250,143 compared to $2,336 incurred for the nine months ended September 30, 2009 for our predecessor. The increase of $247,807 was due primarily to $196,414 of debt discount and deferred financing cost amortization related to the higher debt outstanding with our successor. .

The pro-forma combined net loss during the nine months ended September 30, 2010, would have been  $1,220,840, or loss per share of $0.03, compared to a net loss of $318,915 for our predecessor during the nine-months ended September 30, 2009, a variance of $901,925 primarily due to the increased operating expense burn rate of our successor.    We expect to incur losses at least until such time as we begin generating significant revenue from operations.

Results of Operations for the 180-Day Period from January 1, 2010 through June 29, 2010 and Three months ended September 30, 2009 and Nine months ended September 30, 2009 (Predecessor)

Our predecessor realized revenue of $95,300 during the 180-day period prior to the purchase by Octus on June 30, 2010 from the execution of energy projects.  Our predecessor realized revenue of $62,849 and $71,205 during the three and nine month periods ended September 30, 2009, respectively, also from the execution of energy related products.

Our predecessor had expenses totaling $144,656 during the 180-day period prior to the purchase by Octus on June 30, 2010 primarily related to cost of sales of $46,542 and payroll, meals and entertainment and other administrative related expenses of $98,114.

During the 180-day period prior to the purchase by Octus on June 30, 2010, our predecessor had a net loss of $50,887.

Our predecessor had expenses totaling $116,874 and $374,815 during the three and nine month periods ended September 30, 2009, respectively, due to the primarily to $34,361 and $149,849 in cost of sales, respectively for the periods.  For the nine months ended September 30, 2009, our predecessor incurred approximately $182,000 in general and administrative payroll related expenses and other miscellaneous administrative costs.

Our predecessor had a net loss of $55,058 and $318,915 for the three and nine months ended September 30, 2009, respectively.

Liquidity and Capital Resources (Successor)

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

For the nine months ended September 20, 2009, our predecessor had a net loss of $318,915 and used $117,514 cash in operations, while providing cash from financing activities in the amount of $84,484 consisting primarily of proceeds from advances made from a related party of $86,000 and proceeds from borrowings on a line of credit of $20,800 offset by net distributions to owners of $15,119.

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

During the Annual 10-K review process for the year ended December 31, 2009, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2009 and the deficiencies reported continue to be deficiencies as of September 30, 2010.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2009, OCTuS entered into a twelve-month consulting agreement with Siva Gunda to assist in the development of the Octus Smart Energy Platform, including identification of key partners, systems and components ,which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in force.  OCTuS issued 50,000 shares under this agreement during the nine months ended September 30, 2010, valued at $9,300 and recorded as share-based compensation. The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient represented that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, and that the recipient understood the speculative nature of the acquisition of the shares.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS concerning its business, and understood the investment risks involved in acquiring the shares.

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

In January 2010, OCTuS entered into a three-month consulting agreement with John Walters to assist with the creation of a marketing plan for Wickool and assist with impelementation of a distribution and dealer program for Wickool, which calls for OCTuS to issue 30,000 shares of common stock each month the contract is in force.  OCTuS issued 90,000 shares under this agreement during the quarter ended March 31, 2010, valued at $23,400 and recorded as share-based compensation.  At the end of May 2010, OCTuS entered into a new six month consulting agreement with the same consultant which calls for OCTuS to issue 25,000 shares of common stock each month the contract is in force.  OCTuS issued 125,000 shares valued at $8,070, recorded as share-based compensation for the six months ended September 30, 2010. The agreement was entered into in reliance on Section 4(2) of the Securities Act.  The recipient represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

In February 2010, OCTuS entered into a three-month consulting agreement with George Condon to provide services relating to development, implementation and management of Octus Energy Savings Program (OctusESP) for commercial brokers and other referral sources.The agreement calls for  OCTuS to issue 30,000 shares under this agreement during the quarter ended March 31, 2010, valued at $6,900 and recorded as share-based compensation. In June, 2010, OCTuS entered into a new consulting agreement with this same consultant which calls for OCTuS to issue 10,000 shares of common stock each month the agreement is in force.  OCTuS a total of 55,000 shares under the old and new consulting agreements for the six months ended September 30, 2010 valued at $3,490 and recorded as share-based compensation. .   The shares were issued in reliance on Section 4(2) of the Securities Act.  The recipient of the shares represented that the securities were being acquired for investment purposes, for the recipient’s own account, not as nominee or agent and not with a view to the resale or distribution of any part thereof in violation of the Securities Act, that the recipient had a pre-existing relationship with the Company or one or more of its officers or directors of a nature and duration that enabled the recipient to be aware of the business of the Company, that the recipient had the opportunity to ask questions of, and receive from answers from, executive officers of the Company with respect to the acquisition of the shares and the business of the Company, that the recipient understood the speculative nature of the acquisition of the shares, and that the recipient was familiar with the business of OCTuS, had an opportunity to ask questions of the officers of OCTuS, and understood the investment risks involved in acquiring the shares.

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