Form 10-Q
period 2011-03-31
OCTUS INC
filed 2011-11-10
CIK 891462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

(530) 564-0200
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of November 10, 2011, the registrant had 55,173,177 shares of common stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCTuS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(Successor) March 31, 2011	(Successor) December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$2,012	$35,962
Accounts receivable – trade, net of allowance of $0 and $0, respectively	30,943	112,332
Deferred financing cost, net of accumulated amortization of $23,750 and $16,250, respectively	6,250	13,750
Other current assets	3,770	3,770
TOTAL CURRENT ASSETS	42,975	165,814

Property, plant and equipment, net of accumulated depreciation of $899 and $552, respectively	6,035	6,382
Goodwill	225,672	225,672
TOTAL ASSETS	$274,682	$397,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$350,360	$373,217
Accrued liabilities	249,926	205,513
Accounts payable – related parties	5,908	5,908
Accrued liabilities – related parties	350,172	241,663
Deferred revenue	14,996	54,296
Stock payable	243,303	159,970
Notes payable	158,565	158,565
Notes payable – related parties	42,468	27,468
Convertible notes payable – related parties	275,000	237,500
Convertible notes payable, net of unamortized discount of $0 and $0, respectively	670,455	635,000
TOTAL CURRENT LIABILITES	2,361,153	2,099,100

LONG TERM LIABILITIES
Notes payable – related party	48,000	48,000
Convertible notes – related party – less current portion	205,539	243,039
Convertible notes, net of unamortized discount of $32,000 and $0, respectively - less current portion	-	35,455
TOTAL LIABILITIES	2,614,692	2,425,594

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A preferred stock, $0.001 par value,
300,000 shares authorized, no shares issued or outstanding	-	-
Series B preferred stock, $0.001 par value,
910,000 shares authorized, no shares issued or outstanding	-	-
Series C 6% cumulative preferred stock, $0.001
par value, 250,000 shares authorized, no shares issued and outstanding	-	-
Undesignated preferred stock, $0.001 par value,
540,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000
shares authorized 46,229,072 and 46,229,072 shares issued and outstanding, respectively	46,229	46,229
Additional paid-in capital	23,938,425	23,930,164
Accumulated deficit	(26,324,664)	(26,004,119)
Total stockholders’ deficit	(2,340,010)	(2,027,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$274,682	$397,868

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	(Successor) March 31			(Predecessor) March 31
	2011	2010		2010
Revenues
Product revenue	$-		$5,700	$-
Service revenue	85,514		206	76,732
Total revenue	85,514		5,906	76,732
Cost of goods sold	50,264		-	21,460
Gross margin	35,250		5,906	55,272
Operating expenses:
General and administrative expenses	263,653		336,611	64,766
Loss from operations	(228,403)		(330,705)	(9,494)

Interest expense	(92,142)		(41,412)	(1,018)
Net loss	$(320,545)		$(372,117)	$(10,512)

Per share information - basic and diluted:
Net loss per common share	$(0.01)	$	$(0.01)	$(1.05)
Weighted average shares outstanding	46,229,072		44,290,294	10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OCTuS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	(Successor) March 31		(Predecessor) March 31
	2011	2010	2010
OPERATING ACTIVITIES
Net loss	$(320,545)	$(372,117)	$(10,512)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	347	-	-
Share-based compensation	8,261	247,684	-
Share-based interest expense	51,333	-	-
Amortization of deferred financing cost	7,500	-	-
Amortization of debt discount	-	33,030	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	81,389	(5,700)	(58,010)
Increase (decrease) in accounts payable and accrued liabilities	53,556	31,167	(36,908)
Increase (decrease) in accounts payable and accrued liabilities – related parties	108,509	6,433	-
Increase in stock payable	-	5,600	-
Decrease in deferred revenue	(39,300)	-	-
Net cash used in operating activities	(48,950)	(53,903)	(105,430)

FINANCING ACTIVITIES
Payments on line of credit	-	-	(2,367)
Borrowings on line of credit	-	-	2,792
Cash distributions to owners	-	-	(32,122)
Proceeds from convertible notes payable	-	30,000	-
Proceeds from loans – related party	15,000	500	20,049
Proceeds from exercise of warrants	-	400	-
Net cash provided by (used in) financing activities	15,000	30,900	(11,648)

Net change in cash	(33,950)	(23,003)	(117,078)

CASH AT BEGINNING OF PERIOD	35,962	23,003	126,940

CASH AT END OF PERIOD	$2,012	$-	$9,862

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in accounts payable and accrued expenses for issuance of convertible notes payable	$32,000	$-	$-
Debt discount associated with convertible note and stock payable	$32,000	$-	$-
Debt discount from warrants issued with convertible debt	$-	$33,210	$-
Conversion of note payable and accrued interest into convertible note payable - related party	$-	$5,455	$-

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

The accompanying unaudited interim consolidated financial statements of OCTuS have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in our 2010 Annual Report filed with the Securities and Exchange Commission on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2010 as reported on Form 10-K have been omitted.

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

Loss Per Share

Basic loss per common share calculations were determined by dividing net loss by the weighted average number of shares of common stock outstanding during the years.  Diluted loss per common share calculations were determined by dividing the net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.  During the three months ending March 31, 2011 and 2010 common stock options of 1,560,000 and 60,000, warrants of 2,580,000 and 702,000, and debt convertible into shares of 8,341,928 and 5,806,690, respectively, were not included in the calculation, as their effect would be anti-dilutive.

Subsequent Events

OCTuS has evaluated all transactions from March 31, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of OCTuS as a going concern.  OCTuS has a working capital deficit of $2,318,178, a stockholders’ deficit of $2,340,010 and an accumulated deficit of $26,324,664 as of March 31, 2011.  In addition, OCTuS has generated net losses of $320,545 and $372,117 during the three months ended March 31, 2011 and 2010, respectively, and currently has minimal revenue generated from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

We are actively seeking technologies and business endeavors in the clean energy sector, which may include the licensing or acquisition of alternative energy and energy efficiency products or technologies and the development of clean energy financing programs.  Although we are seeking such opportunities, it is unlikely that we will be able to consummate any such transaction which would generate sufficient revenues to sustain our operations. We anticipate the need for additional debt or equity financing and if OCTuS raises additional funds through equity financing transactions, the issuance of additional shares would dilute the ownership of existing shareholders.  However, OCTuS has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to OCTuS.  OCTuS is reliant on a related party to provide working capital.  There is no assurance that such related party will continue to provide working capital.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of OCTuS to continue as a going concern.

Note 3 - Business Combination

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

OCTuS entered into various employment and consulting arrangements with Quantum employees and a former owner where OCTuS issued 700,000 stock options to purchase common stock at exercise prices ranging from $0.06 to $0.11 per share.  OCTuS estimated the fair market value of these stock options to be $38,513 using a Black Scholes pricing model and will be amortized over the future requisite service period.  During the year ended December 31, 2010 and the quarter ended March 31, 2011, $12,289 and $5,207, respectively, of stock-based compensation relating to these options was recognized.   The two year consulting arrangement with a former owner of Quantum included additional compensation of (i) a monthly cash payment of $5,000 and (ii) commissions on contracts originated by the consultant on Quantum projects of 10% of the gross margin payable in common stock; 30% of the gross margin payable in cash on projects invoiced in the first 90 days after consummation of the purchase; 20% of the gross margin payable in cash on projects invoiced in the second 90 days after purchase; and 10% of the gross margin payable in cash for projects invoiced thereafter through the end of the two year term.  All additional compensation described above occurs after the purchased accounts payable have been paid for.

On June 10, 2010, OCTuS assumed a three-year promissory note with the former principal owner of Quantum in the amount of $130,000.  The note has a simple interest rate of 6% per year.  No later than the 10th day of each month, OCTuS shall pay 36 equal monthly payments of $3,955 for principal and interest (assuming no further principal payments are made as further described) and make principal reduction payments as may occur of 10% of the gross margin of revenue received over the prior 30 days from projects initiated by former Quantum employees or principals.  OCTuS may prepay any or this entire note and accrued interest with no penalty any time before the maturity of the note.  In June 2010, the former principal of Quantum and OCTuS agreed to assign this note to a trust administered by the former principal owner of Quantum.   As of December 31, 2010, OCTuS had made principal payments of $13,319 under the terms of this note and is currently behind in its monthly payments. No payments were made during the quarter ended March 31, 2011.

In addition, OCTuS assumed the outstanding balance of $45,253 owed under a Line of Credit Facility with a variable interest rate currently at 7.25%.  The total line of credit capacity is $50,000, but OCTuS cannot borrow under the line of credit.  During the three months ended March 31, 2011 and 2010, OCTuS has made no principal payments under the terms of this line of credit.  OCTuS is behind in its obligations under this note payable.

 The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded in goodwill.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Subsequent to the acquisition, and at March 31, 2011, management examined the collectability of the acquired receivables and determined that $12,890 of the originally acquired receivables were no long deemed to be collectible, so management reserved for those receivables with a corresponding increase to goodwill:

Accounts receivable	$19,972
Goodwill	225,672
Total assets acquired	245,644
Accounts payable and accrued expenses	62,891
Line of credit	45,253
Long term debt	130,000
Total liabilities assumed	238,144
Net assets acquired	$7,500

The following unaudited pro-forma combined condensed financial statements are based on the unaudited historical financial statements of Quantum and OCTuS after giving effect to the acquisition of Quantum.   The unaudited pro-forma condensed combined statements of operations for the three months ended March 31, 2010 is presented as if the acquisition had taken place on the first day of each period by combining the unaudited historical results of Quantum and OCTuS.

 The unaudited pro-forma results were as follows:

OCTuS, Inc.
Unaudited Pro-forma Statements of Operations

	For the Three Months Ended March 31, 2010
	Historical OCTuS, Inc.	Historical Quantum	Pro-forma Adjustments		Pro-forma Condensed Combined
Revenues	$5,906	$76,732	$-		$82,638
Cost of sales	-	(21,460)	-		(21,460)
Gross margin	5,906	55,272	-		61,178
Operating expenses	(336,611)	(64,766)	-		(401,377)
Interest income and expense, net	(41,412)	(1,018)	-		(42,430)
Net loss	$(372,117)	$(10,512)	$-		$(382,629)

Net loss per share - basic and diluted	$(0.01)				$(0.01)
Weighted average shares outstanding -basic and diluted	44,290,294		150,000	(a)	44,440,294

(a)	OCTuS issued 150,000 shares as consideration for the purchase of Quantum. The pro-forma adjustment treats the shares as having been issued at the first day of each period.

Note 4 – Related Party Transactions

Effective March 31, 2009, a convertible promissory note with a principal balance of $328,106 and accrued interest of $38,686 held by Grupo Dynastia SA was sold to Sasaima Holdings, SA, whose principal owner is the former president of Octus.  This party had already held a promissory note in the amount of $113,747.  The terms of the new combined $480,539 note were modified such that the principal and interest will be paid over 60 months.  The Company is currently behind on payments, but the lender has waived default through April 15, 2012.  The convertible promissory note can be converted into common stock at a rate of $0.10 per share and bears interest at an annual rate of 8% until converted or paid.  The current portion of this note is $275,000 and $237,500 at March 31, 2011 and December 31, 2010, respectively.  See Note 8 Subsequent Events for details on conversion of accrued interest.

Note 5 – Notes Payable - Related Parties

During March 2011, Octus CEO Chris Soderquist loaned OCTuS a total of $15,000 under a note agreement.  The note accrued interest at the rate of 10% per year and payment of the accrued interest and principal are due not later than March 20, 2012.

During the year ended December 31, 2010, Mr. Soderquist loaned OCTuS a total of $48,500.  $500 of these loans bears interest at 10% and is due upon demand.  $48,000 of these notes is due in November and December 2012 and is presented as long term.

Note 6 – Convertible Notes Payable

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

o	Upon OCTuS’ option, the maximum amount of any individual purchase of OCTuS’ common stock is $350,000 at any one time and no purchase will be made in amount lower than $20,000.

o	The purchase price will be set at 90% of the market price of the stock.

o	There have been no issuances under this facility.

o	Under the terms of the Convertible Bridge Loan:

o	Financings will consist of a series of convertible notes in an aggregate amount of up to $250,000 with the first tranche being $32,000 and subsequent tranches as agreed upon by the parties.

o	In March 2011, $32,000 was funded directly to a vendor for payment of accounts payable.

o
The convertible notes carry an interest rate of 9% and are convertible into shares of common stock at the greater of $0.025 or 70% of the average lowest volume weighted average price for 10 trading days prior to conversion.  The floor of $0.025 would be eliminated if OCTuS fails to enter into a minimum of $600,000 in new contracts by June 30, 2011.  The Company did not meet this operational threshold and has determined that this instrument as a result of the floor being eliminated qualifies for a derivative liability to be recorded at June 30, 2011.  The Company subsequently amended the agreement on September 29, 2011, to establish a permanent floor of $0.01.  The Company has estimated a derivative liability of $35,566 at June 30, 2011 and $26 at September 29, 2011, the effective date of the amended agreement.

A commitment fee of $250,000 worth of restricted common shares will be issued to the third party in consideration of funding of the convertible notes.  The first tranche of shares worth $83,333 was due with the funding of the first tranche of $32,000 that took place on March 31, 2011.  OCTuS issued 2,547,055 shares on April 6, 2011 in satisfaction of this first commitment.  At March 31, 2011, OCTuS recorded a debt discount and interest expense in the amount of $32,000 and $51,333 for the fair market value of the shares.  These shares were not issued until April 2011; therefore OCTuS recorded a stock payable of $83,333 for this transaction as of March 31, 2011.  On September 29, 2011, the amended agreement stated the shares issued for the initial tranche of $83,333 were deemed to fulfill the company’s obligations in their entirety.  The remaining tranches of stock under the commitment fee are not due until (1) filing the registration statement, assuming funding has occurred and (2) the registration statement becoming effective, assuming funding has occurred.  The details of all convertible notes payable are as follows:

Face value of convertible notes payable	$1,182,994
Less: discount related to warrants	(215,843)
discount related to conversion feature	(76,929)
discount related to fair market value of stock	(32,000)
Add: amortization of debt discount	292,772
Carrying value of notes at March 31, 2011	$1,150,994

Note 7 – Equity

In June 2009, OCTuS entered into a twelve-month consulting agreement which calls for OCTuS to issue 10,000 shares of common stock each month the contract is in effect.  OCTuS issued 30,000 shares under this agreement during the three months ended March 31, 2010, valued at $7,500 and recorded as share-based compensation.

On December 6, 2009, OCTuS entered into a “Reserve Equity Financing Agreement” with AGS Capital Group, LLC (the “Facility”).  The signed agreement authorized OCTuS to issue and sell up to $5,000,000 of shares of common stock.  As of March 31, 2011, there have been no issuances under the Facility.

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

OCTuS estimates the fair value of each warrant and option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2011 and 2010 as follows:

	March 31, 2011	March 31, 2010
Dividend yield	0.00%	0.00%
Expected volatility	149%	318%
Risk free interest rate	0.74%	0.82%
Expected lives in years	2	1.5

Warrant and option activity during the three months ended March 31, 2011 is as follows:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2010	2,580,000	0.01	0.9
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2011	2,580,000	$0.01	0.7
Exercisable at March 31, 2011	2,580,000	$0.01	0.7

As of March 31, 2011, all warrants outstanding had an intrinsic value of $18,834.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2010	1,060,000	$0.09	1.3
Granted	500,000	0.01	2.0
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2011	1,560,000	$0.07	1.6
Exercisable at March 31, 2011	1,560,000	$0.07	1.6

As of March 31, 2011, all options outstanding had an intrinsic value of $650.

For the three months ended March 31, 2011 and 2010, OCTuS amortized $8,261 and $4,884, respectively of share-based compensation relating to the options.  As of March 31, 2011, there was $36,011 in unamortized stock-based compensation.

Note 8 – Subsequent Events

In April 2011, OCTuS issued 2,547,055 shares of common stock as a commitment fee related to the convertible notes described in Note 6.

In April, May, June and August of 2011, Mr. Soderquist loaned OCTuS a total of $57,000 under various note agreements.  The notes accrue interest at the rate of 10% per year and payment of the accrued interest and principal are due April  2012 through August 2012.

In April 2011, OCTuS issued 58,325 shares for payment of accrued interest of $17,546 related to various convertible notes agreements. OCTuS calculated the conversion rate of the shares at $0.30 per share.

In June and July 2011, OCTuS entered into various note agreements with a third party and assigned certain customer receivables as collateral for these notes.

•
On June 13, 2011, $37,700 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $39,684.  Payment of accrued interest and principal are due no later than November 12, 2011.  OCTuS receives a discount from remitting the customer balance if collected and remitted prior to November 30, 2011.  On June 29, 2011, as full payment OCTuS paid $38,493 of principal and interest related to this note.

•
On July 1, 2011, $23,010 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $24,221.  Payment of accrued interest and principal are due no later than November 30, 2011.  OCTuS receives a discount off the customer balance if collected and remitted prior to November 30, 2011.  In July and August 2011, OCTuS paid a partial payment of $16,173 related to principal and interest associated with this note. In September, 2011, OCTuS made the final payment of $7,563 which paid the note and interest in full.

•
On July 1, 2011, $32,331 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $34,033.  Payment of accrued interest and principal are due no later than November 30, 2011.  OCTuS receives a discount off the customer balance if collected and remitted prior to November 30, 2011. In November, 2011, OCTuS paid a partial payment of $15,193 related to principal and interest.

•
On July 1, 2011, $11,245 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $11,837.  Payment of accrued interest and principal are due no later than November 30, 2011.  OCTuS receives a discount off the customer balance if collected and remitted prior to November 30, 2011.  In July 2011, as full payment OCTuS paid $11,481 in principal and interest associated with this note.

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

•
Change in conversion price of the note from the greater of $0.30 or 70% of the average closing price of the common stock, for the ten trading days ending five days before the conversion date to a fixed conversion price of $0.15.

•	Removal of the cashless exercise provision of the warrants issued under the original agreement.

In July 2011, OCTuS issued 2,338,725 shares of common stock, with a fair value of $7,250, in payment of $5,075 of accrued interest related to the $480,539 convertible notes - related party outstanding.

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

In September 2011, OCTuS entered into various note agreements with a third party and assigned certain customer receivables as collateral for these notes.

· On September 16, 2011, $22,500 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $30,075.  Payment of accrued interest and principal are due no later than December 15, 2011.  OCTuS receives a discount from remitting the customer balance if collected and remitted prior to December 15, 2011. In October, 2011, OCTuS made a partial payment of $4,624 for principal and interest.

· On September 16, 2011, $60,000 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables as collateral for the note.  Payment of accrued interest and principal are due no later than January 15, 2012.  OCTuS receives a discount off the customer balance if collected and remitted prior to January 15, 2012.

In October 2011, OCTuS entered into two note agreements with Chris Soderquist and assigned certain receivables as collateral for these notes:

•  On October 20, 2011, $8,000 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $8,000.  Payment of accrued interest and principal in the amount of $8,320 are due no later than February 19, 2012.  OCTuS receives a discount off the customer balance if collected and remitted prior to February 19, 2012.

•  On October 25, 2011, $1,000 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $1,000.  Payment of accrued interest and principal in the amount of $1,040 are due no later than February 24, 2012.  OCTuS receives a discount off the customer balance if collected and remitted prior to February 24, 2012.

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and except as required by law, we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report for the year ended December 31, 2010 filed on Form 10-K.

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

Overview

Octus was incorporated in October 1983 under the laws of the State of California.  On December 29, 2001, a majority of the shareholders voted to change our state of incorporation from California to Nevada.  In December 2003, this change was completed and we became a Nevada corporation.  Currently our Common Stock is eligible for quotation on the OTC Bulletin Board (Pink sheets under the symbol OCTI.

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

On July 19, 2011, OCTuS announced that, effective July 13, 2011; it had discontinued negotiation of an Acquisition Agreement with Alternative Energy Partners, Inc. (“AEGY”) and an Investment Agreement with Lin-Han Equity Corporation due to non-performance by AEGY and Lin-Han, with no further action or claim.

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

On September 14, 2011, the Company announced the debut of PACEWorks™, a platform to develop, implement and manage Property Assessed Clean Energy (PACE) financing programs. PACE financing enables property owners to make renewable energy, energy efficiency, and water efficiency improvements through low-interest, long-term loans secured by voluntary property tax assessments. Through PACEWorks, Octus provides turnkey program services, including PACE program creation, sales and marketing, contractor training, project qualification, and project financing.

On September 19, 2011, the Company announced the successful implementation of a RebateWorks™ program for multi-family property management and investment companies. Octus submitted rebate reservations to Pacific Gas and Electric Co. (PG&E) on behalf of 56 apartment communities for the replacement of more than 10,000 water- and energy-guzzling showerheads.

On September 28, 2011, the Company announced it will team with Ygrene Energy Fund to collaboratively develop and market the City of Sacramento's commercial PACE (Property Assessed Clean Energy) financing program under a contract awarded to Ygrene on September 27, 2011. Octus and Ygrene estimate that, over the next five years, PACE-funded clean energy improvements in Sacramento will create more than 1,500 jobs and generate $264 million in economic output.

            On October 12, 2011, the Company announced it has completed a comprehensive energy-saving renovation of the Hallmark Inn, a 134-room boutique hotel in Davis, California and an affiliate member of Worldhotels' First Class Collection. As a result, annual energy use for the modernized lighting systems will be reduced by 52 percent (an estimated 51,000 kWh), with annual demand savings of 13.6 kW (a 58 percent reduction).

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

Results of Operations for the Three Months Ended March 31, 2011 (Successor) Compared to the Three Months Ended March 31, 2010 (Predecessor)

We realized revenue of $85,514 during the three months ended March 31, 2011 from execution of resource efficiency projects as compared to $76,732 of revenue during the same period of March 31, 2011 (predecessor), an increase of $8,782.  We recognized a gross profit of $35,250 during the three months ended March 31, 2011 as compared to $55,272 for our predecessor for the same period ending March 31, 2010, a decrease of $20,022.  This was primarily related to negotiating projects at slimmer margins.

During the three months ended March 31, 2011, our general and administrative expenses were $263,653, as compared to $64,766 for the three months ended March 31, 2010 for our predecessor.   The increase of $198,887 was primarily due to an increase in salary expense, professional and consulting fees and fees associated with being a public company.

Interest expense for the three months ended March 31, 2011 was $92,142 compared to $1,018 incurred by our predecessor for the three months ended March 31, 2010.  The increase of $91,124 was due to a higher debt balance for the successor company and interest expense of $51,333 due to a difference in the market value of stock to be issued as a commitment fee of $83,333 to Orchid Capital and the amount of proceeds loaned to the company by Orchid of $32,000 for payment of certain accounts payable.

Liquidity and Capital Resources

For the three months ended March 31, 2011, we incurred a net loss of $320,545 that included $8,261 of noncash share-based compensation expense, $51,333 of share-based interest expense, and an increase of our accounts payable and accrued expenses of $53,556.  Our total assets were $274,682 as of March 31, 2011 of which $225,672 was related to goodwill from our acquisition of Quantum Energy.  Our current liabilities were $2,361,153 as of March 31, 2011 including $600,286 in accounts payable and accrued liabilities, $356,080 in accounts payable and accrued liabilities due to related parties, $670,455 in current portion of convertible notes net of debt discount of $32,000, $275,000 in convertible notes due to a related party, $42,468 of short-term debt to related parties and $243,303 of common stock payable.  We also had $205,539 in the long-term portion of convertible debt and $48,000 notes payable due to a related party - long term.

During March 2011, Mr. Soderquist loaned OCTuS a total of $15,000 under a note agreement.  The note accrued interest at the rate of 10% per year and payment of the accrued interest and principal are due not later than March 20, 2012.

During March 2011, an outside party, Orchid Capital, paid $32,000 directly to third party vendors for outstanding accounts payable.  We recorded a convertible notes payable for the $32,000.  We issued 2,547,055 shares as a commitment fee with a fair market value of $83,333.  As such, we discounted the notes payable by $32,000 and recorded immediate interest expense of $51,333 for the value of the shares in excess of the note balance.

Subsequent Financings

In April, May, June and August of 2011, Mr. Soderquist loaned OCTuS a total of $57,000 under various note agreements.  The notes accrue interest at the rate of 10% per year and payment of the accrued interest and principal are due April  2012 through August 2012.

In June and July 2011, OCTuS entered into various note agreements with a third party and assigned certain customer receivables as collateral for these notes.

•
On June 13, 2011, $37,700 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $39,684. Payment of accrued interest and principal are due no later than November 12, 2011.  The company receives a discount from remitting the customer balance if collected and remitted prior to November 30, 2011. On June 29, 2011, as full payment OCTuS paid $38,493 of principal and interest related to this note.

•
On July 1, 2011, $23,010 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $24,221. Payment of accrued interest and principal are due no later than November 30, 2011. The company receives a discount off the customer balance if collected and remitted prior to November 30, 2011.  In July and August 2011, OCTuS paid a partial payment of $16,173 related to principal and interest associated with this note. In September, 2011, OCTuS made the final payment of $7,563 which paid the note and interest in full.

•
On July 1, 2011, $32,331 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $34,033. Payment of accrued interest and principal are due no later than November 30, 2011. The company receives a discount off the customer balance if collected and remitted prior to November 30, 2011. In November, 2011, OCTuS paid a partial payment of $15,193 related to principal and interest.

•
On July 1, 2011, $11,245 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $11,837.  Payment of accrued interest and principal are due no later than November 30, 2011.  The company receives a discount off the customer balance if collected and remitted prior to November 30, 2011.  In July 2011, as full payment OCTuS paid $11,481 in principal and interest associated with this note.

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

•
Change in conversion price of the note from the greater of $0.30 or 70% of the average closing price of the common stock, for the ten trading days ending five days before the conversion date to a fixed conversion price of $0.15.

•	Removal of the cashless exercise provision of the warrants issued under the original agreement.

In July 2011, OCTuS issued 2,338,725 shares of common stock, with a fair value of $7,250, in payment of $5,075 of accrued interest related to the $480,539 convertible notes - related party outstanding.

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

In September 2011, OCTuS entered into various note agreements with a third party and assigned certain customer receivables as collateral for these notes.

•  On September 16, 2011, $22,500 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $30,075.  Payment of accrued interest and principal are due no later than December 15, 2011.  OCTuS receives a discount from remitting the customer balance if collected and remitted prior to December 15, 2011 In October, 2011, OCTuS made a partial payment of $4,624 for principal and interest.
•  On September 16, 2011, $60,000 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables as collateral for the note.  Payment of accrued interest and principal are due no later than January 15, 2012.  OCTuS receives a discount off the customer balance if collected and remitted prior to January 15, 2012.
 In October 2011, OCTuS entered into two note agreements with Chris Soderquist and assigned certain receivables as collateral for these notes:

•  On October 20, 2011, $8,000 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $8,000.  Payment of accrued interest and principal in the amount of $8,320 are due no later than February 19, 2012.  OCTuS receives a discount off the customer balance if collected and remitted prior to February 19, 2012.

•  On October 25, 2011, $1,000 was funded under a note with an interest rate of 12% per year.  As a result, OCTuS assigned customer receivables of $1,000.  Payment of accrued interest and principal in the amount of $1,040 are due no later than February 24, 2012.  OCTuS receives a discount off the customer balance if collected and remitted prior to February 24, 2012.

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

Our Plan of Operations for the Next Twelve Months

Over the past year we have actively pursued technologies and business opportunities in the resource energy sector, and we continue to pursue such technologies and opportunities.  We have recruited management, advisors and affiliates who we believe have sufficient experience to review and qualify such technologies and business opportunities.  Although we continue to seek such opportunities, we may not consummate any such transactions beyond what have been consummated to date, and it is possible such transactions would not generate sufficient revenue to sustain our operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that as of March 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, notwithstanding that the Company’s financial statements and notes thereto are prepared and reviewed by management and that the Company’s chief financial officer reviewed each transaction during the periods covered by the report that had an effect on the Company’s financial statements included in the Form 10-Q, (2) the absence of personnel, other than the chief financial officer, with requisite expertise in the functional areas of finance and accounting, and (3) the absence of a functioning audit committee or outside directors on the Company’s board of directors.

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

During the Annual 10-K review process for the year ended December 31, 2010 management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2010 and the deficiencies reported continue to be deficiencies as of March 31, 2011.

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

PART II — OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2011, OCTuS issued 2,547,055 shares in connection with a convertible note in the amount of $32,000 under the terms of a Convertible Bridge Loan.

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

In July 2011, OCTuS issued 2,338,725 shares of common stock, with a fair value of $7,250, in payment of $5,075 of accrued interest related to the $480,539 convertible notes - related party outstanding.

In July 2011, OCTuS issued 2,000,000 shares, with a fair value of $6,200, as bonus shares under a two year convertible promissory note with a third party for $50,000.  The maturity date of this note is in July 2013.

Item 5.  Other Information

Certain Matters Relating to the Company’s 2003 Reincorporation Transaction

In connection with a review of previous corporate transactions, the Company recently became aware of administrative errors related to the Company’s change of domicile from California to Nevada at the end of 2003.  At the time of all of the events described below, the Company was a shell company with no cash (or nominal cash), no business and a small amount of liabilities consisting primarily of accrued obligations and notes to a related party.  Further, the majority shareholder, and the person who was the president of Octus California at the time of the events described below, have affirmed in writing to the Company that their vote, support and intention was to enact the events.

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

On March 23, 2004, the Company filed its Annual Report on Form 10-K with the SEC with respect to the year ended December 31, 2003 (the “2003 Form 10-K”), indicating that it was a Nevada corporation and including the following disclosure:  ”On December 29, 2001, a majority of the shareholders voted to change the Company’s state of incorporation from California to Nevada.  In December 2003, this change was completed and the Company became a Nevada corporation.”  According to the 2003 Form 10-K, at December 31, 2003, Octus was not engaged in any business activities, its total assets consisted of $22 of cash, and its liabilities consisted of accounts payable and accrued expenses of $1,238, accounts payable and accrued expenses to related parties of $16,138, and notes payable to a related party, Grupo Dynastia, of $144,271.  According to the 2003 Form 10-K, the aggregate market value of shares held by non-affiliates of the Company as of March 18, 2004, was $31,676, and the actual value of those shares may have been even less in light of, among other factors, the Company’s liabilities and lack of any business and cash assets.

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

The foregoing matters may give rise to liabilities, claims or regulatory actions under federal or state laws, including without limitation relating to whether sufficient shareholder approval was obtained for the reincorporation transaction, whether the issuance of shares of Octus Nevada in the reincorporation transaction complied with federal and state securities laws, whether the foregoing matters affect Octus Nevada’s status as a successor issuer under federal securities laws, and other related matters.  The Company can give no assurance as to whether any such liabilities, claims or regulatory actions, including actions by the Commission or state regulatory authorities, may arise in the future or the outcome of any such liabilities, claims or regulatory actions on the Company’s business and previously reported or current financial statements.  An adverse outcome in any such claim or proceeding could have a material adverse effect on the Company’s business, financial position and results of operations.

Item 6.  Exhibits

Exhibit No.	Description	Notes
10.1	Non-Exclusive License Agreement Between Octus, Inc. and EcoNexus for Environment Impact Manager Technology and related Exhibits A -D (Provided as additional information to agreements previously included in 12/31/09 10K/A)	(1)
10.2	Orchid Island Capital LLC Executed Equity Line of Credit and Bridge Loan Term Sheet	(1)
10.3	Modification Letter for the Orchid Island Convertible Promissory Note dated September 29, 2011 and Original Convertible Promissory Note dated March 30, 2011 by and between Octus, Inc and Orchid Capital LLC	(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Notes:

(1)	Included in this filing as an exhibit to form 10-Q for the period ended March 31, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTuS, Inc., a Nevada corporation

November 10, 2011	By:	/s/ Christian Soderquist
Christian Soderquist Chief Executive Officer and a Director